Form 10-K
period 2003-12-31
BRISTOL WEST HOLDINGS INC
filed 2004-03-24
CIK 1272957

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-31984

BRISTOL WEST HOLDINGS, INC.
(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3994449 (I.R.S. Employer Identification No.)
5701 Stirling Road Davie, Florida 33314 (954) 316-5200
(Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as indicated in Rule 12b-2 of the Act). Yes ☐    No ☒

        The initial public offering of Bristol West Holdings, Inc. common stock, $0.01 par value per share, took place on February 12, 2004. There was no public market in the company's common stock prior to that date.

        As of December 31, 2003 the total number of shares outstanding of Registrant's common stock was 23,844,155.

DOCUMENTS INCORPORATED BY REFERENCE

Certain Exhibits to Registration Statement (File No. 333-111259) on Form S-1 of the Registrant are incorporated by reference herein.

BRISTOL WEST HOLDINGS, INC. 2003 ANNUAL REPORT

i

BRISTOL WEST HOLDINGS, INC. 2003 ANNUAL REPORT

PART I

Item 1.    Business

Overview

        Bristol West Holdings, Inc. (the "Company"), a Delaware corporation, is a provider of non-standard private passenger automobile insurance and related services. When this report uses the words "we," "us," and "our," these words refer to Bristol West Holdings, Inc. and its subsidiaries, unless the context otherwise requires. The Company was organized under the laws of the State of Delaware on February 17, 1998.

        Non-standard automobile insurance provides coverage to drivers who find it difficult to purchase standard automobile insurance as a result of a number of factors, including their driving record, vehicle, age or claims history, or because they have limited financial resources. Typically, these drivers purchase minimal levels of insurance coverage in order to comply with state-mandated financial responsibility laws. Non-standard automobile insurance policies generally require higher premiums than standard or preferred automobile insurance policies for comparable coverage.

        We offer insurance coverage exclusively through a network of approximately 5,300 independent agents and brokers, some of whom operate from multiple locations. We are licensed to provide insurance in 35 states and the District of Columbia, although we focus our operations in 17 states that we believe provide significant opportunity for profitable growth. Our markets include California, Florida and Texas, the three largest non-standard automobile insurance markets in the United States. Together, these three states accounted for 76.7% of our gross premiums written for the year ended December 31, 2003. In addition to the premiums we charge for our insurance policies, we receive fees for policy issuance, installment payment processing and other services which, in total, aggregate approximately 10% of premiums.

Products and Services

        Policies.    We offer a wide range of coverage options to meet our policyholders' needs. Our liability-only policies generally include:

  •
  bodily injury liability coverage, which protects insureds if they are involved in accidents that cause bodily injuries to others, and also provides insureds with a defense if they are sued by others for covered damages; and

  •
  property damage liability coverage, which protects insureds if they are involved in accidents that cause damage to another's property.

        Our liability-only policies in certain states may include personal injury protection coverage, which provides insureds coverage for their own injuries without regard to fault.

        In addition to the coverages described above, our policies may include, at the option of the policyholder, physical damage coverage, which includes:

  •
  collision coverage, which pays for damages to the insured's vehicle when damaged by a collision with another vehicle or object, regardless of fault; and

  •
  comprehensive coverage, which pays for damages to the insured's vehicle when damaged as a result of causes other than collision, such as vandalism, theft, wind, hail or water.

        We offer insurance products and payment plans that are tailored to the non-standard marketplace. For customers whose selection of an insurance policy is driven by their desire to minimize their initial cash outlay, we offer low down payments and monthly billing plans. Our experience has shown us that total policy cost, although a variable in the purchasing decision, is not as important to this segment of applicants as is an installment plan with a low down payment. Accordingly, our payment plans are designed to be attractive to these customers by minimizing the up-front cash outlay through low down payments and monthly billing. Our billing and collection systems allow us to offer these attractive payment plans while avoiding significant credit risk.

        There is another large segment of drivers who do not qualify for standard products due to a driving record transgression, their age, or recent financial instability, but for whom total policy cost is the most important consideration. Our products are also structured to appeal to these potential customers. We offer various discounts for better risks, including for having maintained automobile insurance within a prescribed prior time period and/or for maintaining homeowners insurance. Conversely, we add surcharges for traffic violations and accidents.

        In addition to the premiums we collect for the insurance coverage we provide, we collect policy origination fees and installment fees. We may also charge additional fees for late payment, policy cancellation, policy rewrite and reinstatement and for other reasons. In the aggregate, these fees represent revenues of approximately 10% in excess of the premiums we collect.

Distribution and Marketing

        We distribute our products through a network of approximately 5,300 independent agents or brokers, some of whom operate from multiple locations. As a result, building and maintaining strong relationships with our independent agents and brokers is a key element to our long-term success. We strive to maintain these relationships by providing our agents and brokers with high-quality service and a stable presence in their markets and through our competitive compensation programs. We provide our producers with easy-to-use underwriting software, and we offer flexible and competitively priced product installment billing plans and superior service to our customers.

        Geographic Distribution.    We have licenses to write insurance in 35 states and the District of Columbia, but we focus on 17 states that we believe provide significant opportunity for profitable growth based upon historical results, current market conditions and each state's legal and regulatory environment.

        For the year ended December 31, 2003 our top three states represented 82.3% of our gross premiums written. The following table sets forth the distribution of our gross premiums written by state as a percent of total gross premiums written for the years ended December 31, 2003, 2002, and 2001:

	Year Ended December 31,
	2003	2002	2001
California	63.6%	64.8%	69.5%
Florida	11.4	13.5	13.5
Michigan	7.3	7.4	6.2
Georgia	3.2	2.3	1.6
Pennsylvania	2.2	1.8	2.3
South Carolina	1.9	1.2	0.3
Texas	1.7	2.7	2.9
Maine	1.7	1.0	0.3
Indiana	1.3	1.4	1.3
Virginia	1.2	0.7	0.3
All other states	4.5	3.2	1.8

	100%	100%	100%

        Major Producers.    Our top ten producers, as measured by premium volume, accounted for 31.7% and 33.3% of our gross premiums for the twelve months ended December 31, 2003 and 2002 respectively. For the twelve months ended December 31, 2003, our top three producers accounted for 21.0% of our gross premiums written, with our single largest producer accounting for 13.6%. No other single producer accounted for more than 10% of our gross premiums written. We do not have long-term contracts with any of our producers.

        Relationships with Agents and Brokers.    We sell our policies through a network of 5,300 agents and brokers. We devote considerable time and resources to developing and maintaining our relationships with these producers, and we endeavor to provide them with responsive services and a stable presence in their markets.

        We have two producer advisory boards. One is comprised of principals from our top brokers in California, and the other consists of 13 principals who represent all of the other states in which we currently conduct business. The producer advisory boards represent a broad cross-section of our agents and brokers. Through these boards, we receive feedback on our products and service and suggestions relative to new product development.

        Our marketing department regularly visits and works closely with our agents and brokers in order to keep them up to date on our products and to gather information on industry trends. The amount of contact is proportional to the producer's production and potential production, with larger producers receiving a greater level of attention. We offer competitive compensation programs, which include incentive plans for specific products.

        We provide proprietary software to agents and brokers that permits them to access centralized information about their customers. We have begun implementation of OneStep™, our proprietary policy application and issuance system which is intended to speed policy issuance and eliminate "uprates," a major contributor to premature policy cancellations. An uprate occurs when we discover facts about an insured (for example, a moving violation or an accident) after we have already bound a policy which, when factored into the rating process, cause an increase to the policy premium. Many insureds choose to cease paying rather than pay the higher (uprated) premium.

        We employ weekly, monthly and quarterly data analysis to monitor various aspects of a producer's business conduct including adherence to our underwriting policies and procedures and the profitability of the producer's business with us. We evaluate each producer on numerous key factors, including the following:

  •
  loss experience on their business with us;

  •
  violations of our underwriting guidelines;

  •
  frequency of uprates: we monitor how often the producer erroneously grants discounts or does not disclose critical underwriting information, such as an accident or traffic violation, causing the rate quoted to the customer upon application to increase upon discovery of those facts;

  •
  consistently submitting manual applications and failing to utilize our online underwriting software, which increases our cost of doing business;

  •
  claim timing: we will terminate our relationships with producers who we have found backdating policies to make them effective prior to the occurrence of a loss; and

  •
  premium volume: we measure our producers' business activity to identify and actively manage producers that are not consistently quoting or renewing our products and thus maintaining our relationship with them is not cost effective for us.

        Producer Compensation.    Our producer compensation programs are designed to be competitive in each market in which we operate. Commissions are paid on new and renewal business at a percentage,

specified in the producer's contract, of the full term policy premium, and the full commission is paid at policy inception or renewal. Paying the full term commission up front is highly valued by our producers. However, should a policy cancel before its termination, the producer is contractually bound to return the unearned commission to us.

        In addition to new and renewal commissions, we may, on a case-by-case basis, negotiate profit sharing agreements with our larger producers. These agreements pay the producer a percentage of a specified profit target that we earn on the business they place with us. The ratio of commissions we pay to our gross premiums written, which incorporates all of these incentives was 14.9%, 15.7% and 14.3% for the periods ended December 31, 2003, 2002 and 2001, respectively.

Underwriting and Pricing

        We establish policy rates utilizing a variety of factors, including, but not limited to, vehicle type, driver age, driving record, type of coverage, miles driven and policy limits. We continuously evaluate and modify our rates in order to maintain an acceptable level of underwriting profitability.

        We have product managers for each state in which we operate or that we are considering entering. Each state product manager reports to one of our two national product managers who in turn report to our Senior Vice President—Actuarial/Product. Each state manager is responsible for monitoring our competitive position and profitability. They interface with our pricing actuaries, marketing department and senior staff to develop or alter our product and pricing strategies.

Claims Handling

        Our claims department comprises approximately 480 claims adjusters and managers and handles claims from 13 offices around the country. Each claims office has an assigned geographic service area, but has the flexibility to handle claims from other areas as indicated by workloads and available staff.

        We have a toll-free access number that allows policyholders to report claims 24 hours a day, seven days a week. We attempt to contact all parties involved in an accident within 24 hours of receipt of notification. We require our claims managers to review all new claims within 24 hours of receipt of notification and to provide specific instructions to the adjuster receiving the assignment.

        Once contact is established, arrangements are made to have the vehicles appraised as soon as possible.

        Our staff currently investigates virtually all claims, with a small percentage of physical damage claims handled by independent appraisers. We employ 20 in-house attorneys. Most of the lawsuits brought against our insureds are defended by our in-house legal staff. Our claims department is supported by a special investigation unit, with 32 employees deployed nationwide to control costs through fraud mitigation and to ensure our compliance with certain anti-fraud regulations. Our special investigation unit uses an anti-fraud database to identify suspicious losses. We have a claim quality control group comprised of experienced claims professionals who monitor our claims files on a real-time basis, providing assistance when issues arise. In addition, we conduct internal audits of our claim handling focusing on procedures, financial controls, data integrity and regulatory compliance.

Technology

        We have substantially upgraded our information technology capabilities in recent years. Examples include:

        Data Warehouse.    We maintain an extensive proprietary database, which contains statistical records with respect to our insureds, including, among other data, the insured's rating classification, motor vehicle records, miles driven, years licensed, loss experience by zip code and type of automobile.

Analysis of this data enables us to identify trends emerging in our business and to respond with changes to prices, product or underwriting guidelines.

        Claims Administration.    Our in-house claims administration system maintains all notes, diaries and related party information on each claim and provides automated on-line management reports on the number of outstanding claims and service levels. It provides a financial control and automatically generates and maintains loss and loss adjustment expense reserves.

        OneStep™.    We are implementing OneStep, a new online point-of-sale application system. We have an exclusive license to use this software in the non-standard automobile insurance industry through September 2008. OneStep uses technology to provide fast and accurate quotes by accessing at the point of sale third-party information, including an applicant's driving record, accident history and, where permitted by law, credit reports. This process reduces the frequency of uprates which may occur when an application is incomplete or inaccurate. OneStep permits the producer to print the policy, the identification cards and the policy declaration page as soon as the verifications are complete, usually within minutes.

        BWProducers.com.    This website provides our producers with complete access to all information about their Bristol West policyholders, including billing information, policy status, cancellations and installments. This access to timely and centralized information gives our producers the ability to better manage their business and increase their retention rates.

Loss and Loss Adjustment Expense Reserves

        Automobile accidents generally result in insurance companies paying settlements resulting from physical damage to an automobile or other property and an injury to a person. Because our insureds typically notify us immediately after an accident has occurred, our ultimate liability on our policies becomes fairly apparent in a relatively short period of time. However, months and sometimes years may elapse between the occurrence of an accident, reporting of the accident to us and payment of the claim. We record a liability for estimates of losses and loss adjustment expenses that will be paid on accidents reported to us and we estimate and record a liability for accidents that have occurred but have not been reported to us, which we refer to as incurred but not reported loss and loss adjustment expense reserves.

        Loss and loss adjustment expense reserves are estimated by our actuaries using statistical analyses and after careful consideration of trends in claim severity, claim frequency, inflation, historical claims, settlement patterns, legislative activity and other factors. Our actuaries rely heavily on historical loss experience when determining loss reserve levels on the assumption that past loss experience is a good indicator of future loss experience. When necessary, and as new experience develops or new information becomes known, our estimates are revised accordingly.

        As of December 31, 2003, we had $202.3 million of gross loss and gross loss adjustment expense reserves and $89.0 million of loss and loss adjustment expense reserves net of reinsurance, which represented our best estimate of ultimate losses and loss adjustment expenses. Adjustments to our loss and loss adjustment expense reserves are reflected in our consolidated results of operations in the periods in which the estimates change.

        Our management believes the provision for unpaid losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date.

        An analysis of our losses and loss adjustment expenses for December 31, 2003, 2002, and 2001 is summarized in the following table:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Balance as of beginning of year	$157,416	$105,993	$81,481
Less: Reinsurance recoverable	75,136	66,904	30,132

Net balance as of beginning of year	82,280	39,089	51,349
Balance acquired as of March 31, 2001	—	—	6,093

Incurred related to:
Current period	190,356	172,311	111,574
Prior period	9,314	28,185	17,313

Total incurred	199,670	200,496	128,887

Paid related to:
Current period	117,451	106,435	84,134
Prior period	75,489	50,870	63,106

Total paid	192,940	157,305	147,240

Net balance at end of period	89,010	82,280	39,089
Plus: Reinsurance recoverable	113,286	75,136	66,904

Balance at end of period	$202,296	$157,416	$105,993

        The following table presents the development of our gross loss and loss adjustment expense reserves, net of reinsurance, for the calendar years 1993 through 2003.

	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
As Originally Estimated:	21,735	23,330	26,902	21,013	26,593	59,472	44,174	51,349	39,089	82,280	89,010
As Re-estimated as of December 31, 2003:	19,318	25,317	30,324	25,923	39,051	57,161	53,805	83,277	75,203	91,594
Liability Re-estimated as of:
One Year Later	19,171	24,790	27,063	24,630	44,295	55,640	50,502	68,002	67,274	91,594
Two Years Later	18,870	24,091	29,574	28,169	38,239	55,977	51,667	80,655	75,203
Three Years Later	18,784	24,962	31,326	25,520	38,368	56,602	52,928	83,277
Four Years Later	19,097	25,538	30,106	25,662	38,943	56,950	53,805
Five Years Later	19,219	25,079	30,108	26,089	39,029	57,161
Six Years Later	19,119	25,099	30,473	26,005	39,051
Seven Years Later	19,089	25,382	30,440	25,923
Eight Years Later	19,353	25,470	30,324
Nine Years Later	19,359	25,317
Ten Years Later	19,318
Cumulative Deficiency (Redundancy)	(2,417)	1,987	3,422	4,910	12,458	(2,311)	9,631	31,928	36,114	9,314
Cumulative Amounts Paid as of:
One Year Later	12,476	16,649	19,823	18,069	27,371	51,201	43,231	61,891	50,870	75,489
Two Years Later	16,587	21,589	26,741	23,520	36,674	56,448	50,016	75,642	71,619
Three Years Later	18,182	23,767	28,904	25,189	38,320	57,101	51,839	81,953
Four Years Later	18,829	24,553	29,834	25,653	38,808	57,046	52,693
Five Years Later	19,021	25,049	30,130	25,850	38,945	57,185
Six Years Later	19,153	25,165	30,351	25,872	38,969
Seven Years Later	19,176	25,365	30,345	25,866
Eight Years Later	19,351	25,342	30,340
Nine Years Later	19,340	25,337
Ten Years Later	19,329

Net Loss and Loss Adjustment Expense Liability as a Percentage of Initially Estimated Liability Liability Re-estimated as of:	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002
One Year Later	88%	106%	101%	117%	167%	94%	114%	132%	172%	111%
Two Years Later	87%	103%	110%	134%	144%	94%	117%	157%	192%
Three Years Later	86%	107%	116%	121%	144%	95%	120%	162%
Four Years Later	88%	109%	112%	122%	146%	96%	122%
Five Years Later	88%	107%	112%	124%	147%	96%
Six Years Later	88%	108%	113%	124%	147%
Seven Years Later	88%	109%	113%	123%
Eight Years Later	89%	109%	113%
Nine Years Later	89%	109%
Ten Years Later	89%
Cumulative Deficiency (Redundancy)	-11%	9%	13%	23%	47%	-4%	22%	62%	92%	11%
Net Loss and Loss Adjustment Cumulative Paid as a Percentage of Initially Estimated Liability
Cumulative Amounts Paid as of:	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002
One Year Later	57%	71%	74%	86%	103%	86%	98%	121%	130%	92%
Two Years Later	76%	93%	99%	112%	138%	95%	113%	147%	183%
Three Years Later	84%	102%	107%	120%	144%	96%	117%	160%
Four Years Later	87%	105%	111%	122%	146%	96%	119%
Five Years Later	88%	107%	112%	123%	146%	96%
Six Years Later	88%	108%	113%	123%	147%
Seven Years Later	88%	109%	113%	123%
Eight Years Later	89%	109%	113%
Nine Years Later	89%	109%
Ten Years Later	89%

        The unfavorable development in our reserves for losses and loss adjustment expenses is due to a number of factors. The reorganization of the claims department in 2000 resulted in an unanticipated increase in the average cost per closed claim and the number of claims primarily in California and Florida in 2000, 2001 and 2002. In addition, rate reductions in California between June 1998 and July 1999 and a poorly structured and priced product in Texas that we began offering in the first quarter of 1999 and discontinued in August 2002 also led to unfavorable development in reserves for unpaid losses and loss adjustment expenses.

        In the second quarter of 2002, we hired a new chief actuary. Since that time, we believe that we have made significant improvements in our actuarial processes. We began analyzing loss and loss adjustment expense trends by reviewing statistics that grouped accidents by the quarter in which the accident occurred instead of the year in which it occurred. By analyzing accident statistics on a quarterly date of loss method, we believe that we are able to identify loss trends earlier and can react sooner by updating our estimate of losses and loss adjustment expenses much earlier than the previous method allowed. In addition, we moved from a manual spreadsheet environment to an automated approach in the fourth quarter of 2002, utilizing a data warehouse we developed. The systematized or automated creation of loss and loss adjustment expense statistics enables our actuaries to more finely segment their analysis than was previously possible under a manual spreadsheet approach. By reviewing our loss and loss adjustment expense reserves at such a detailed level, we have the ability to identify and measure variances in loss trends by state, product and line coverage that would not otherwise be identifiable in performing a review at an aggregate level.

        In April 2003, we started tracking the emergence of all loss statistics by state, program, coverage and accident quarter on a daily basis. Our actuaries analyze these statistics using a web-based interface that compares the actual emergence of loss related statistics to amounts expected to emerge given the assumptions made in the previous quarter's loss and loss adjustment expense reserve review. We use detailed mathematical models that are constantly being refined to reduce the variability of our estimates of loss and loss adjustment expense reserves. Additionally, in August 2003, we developed an Oracle-based data warehouse, which produces fully developed loss ratios by each premium rate variable used to determine the premium charged. In addition to the sophistication with which we price our products, this also improves the insight of our actuaries in analyzing loss emergence relative to their initial pricing and product design assumptions. Our actuarial department reviews the results of numerous different estimation methods, including paid loss data, incurred loss data, and frequency (number of losses per vehicle) and severity (dollars of loss per each claim), to determine the best estimate of incurred losses that includes loss and loss adjustment expense reserves. If there is a significant variation in the results generated by the different actuarial methodologies, our actuaries will further analyze the data using additional techniques, such as analyzing individual claims to determine which method has the greatest amount of credibility in their professional opinion in order to establish their best estimate.

        Based on these actions, we believe that we have addressed the issues related to unfavorable development of our loss and loss adjustment expense reserves, and that the liabilities that we have recorded for losses and loss adjustment expenses are adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date.

        The following table is a reconciliation of our net liability to our gross liability for losses and loss adjustment expenses.

	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
As Originally Estimated:
Net Liability	21,735	23,330	26,902	21,013	26,593	59,472	44,174	51,349	39,089	82,280	89,010
Add Reinsurance Recoverables	19,650	19,379	21,635	20,541	33,762	12,795	20,827	30,132	66,904	75,136	113,286

Gross Liability	41,385	42,709	48,537	41,554	60,355	72,267	65,001	81,481	105,993	157,416	202,296
As Re-estimated as of December 31, 2003:
Net Liability	19,318	25,317	30,324	25,923	39,051	57,161	53,805	83,277	75,203	91,594
Add Reinsurance Recoverables	16,385	19,406	21,170	23,391	22,879	10,460	22,185	40,073	68,355	81,021

Gross Liability	35,703	44,723	51,494	49,314	61,930	67,621	75,990	123,350	143,558	172,615
Gross Cumulative Deficiency (Redundancy)	(5,682)	2,014	2,957	7,760	1,575	(4,646)	10,989	41,869	37,565	15,199
Gross Cumulative Deficiency (Redundancy) as a Percent of Originally Estimated Gross Liability	-14%	5%	6%	19%	3%	-6%	17%	51%	35%	10%

Investments

        We had total cash, cash equivalents and invested assets of $150.5 million as of December 31, 2003. The following table summarizes our cash, cash equivalents and invested assets as of the dates indicated.

	Amortized Cost	Fair Value	% of Total at Fair Value
	(dollars in millions)
December 31, 2003
Debt securities, available for sale	$136.1	$139.5	92.7%
Equity securities, available for sale	1.8	1.8	1.2%
Cash and cash equivalents	9.2	9.2	6.1%

Total	$147.1	$150.5	100.0%

	Amortized Cost	Fair Value	% of Total at Fair Value
	(dollars in millions)
December 31, 2002
Debt securities, available for sale	$122.4	$127.1	90.8%
Equity securities, available for sale	0.4	0.4	0.3%
Cash and cash equivalents	12.4	12.4	8.9%

Total	$135.2	$139.9	100.0%

        Investment Strategy.    We believe that our investment portfolio is highly liquid and consists of readily marketable, high quality investment-grade debt securities. We currently do not invest in common equity securities, other than our investment in OneShield, Inc. and we have no exposure to foreign currency risk. Our portfolio is managed by Hyperion Capital Management, Inc. for a fee of 12.5 basis points of assets under management, and includes all related accounting and statutory investment reporting. Our investment strategy recognizes our need to maintain capital adequate to support our insurance operations.

        Pursuant to our investment guidelines, we have formalized with our outside managers parameters under which they can invest. Our guidelines, which have been in place for three years, have established the following maximum allowable allocation by sector:

U.S. Treasury Notes	100%
U.S. Government Agencies	50%
Mortgage Backed Securities	50%
Commercial Mortgage Backed Securities	10%
Corporate Bonds	60%
Canadian Provinces	10%
Yankee bonds (excluding Canada)	10%
Asset Backed Securities	25%

        The allocation to tax-exempt securities will be based upon our tax position, which is communicated to our investment manager at least on an annual basis. The maximum allocation by issuer is based on the issuer's security's rating.

        Investment Portfolio.    Our investment portfolio consists primarily of debt securities, all of which are classified as available for sale, and are carried at fair value with unrealized gains and losses reported in our financial statements as a separate component of stockholders' equity on an after-tax basis. As of December 31, 2003, the fair value of our investment portfolio of $141.3 million included

$3.4 million in pre-tax net unrealized gains. As of December 31, 2002, the fair value of our investment portfolio of $127.5 million included $4.7 million in pre-tax net unrealized gains. The decrease in net unrealized gains during 2003 was attributable to realization of gains during the year. We realized pre-tax net gains of $1.2 million for the twelve months ended December 31, 2003, compared to pre-tax net gains of $0.3 million in 2002. The weighted average pre-tax equivalent book yield of the portfolio was 4.57% at December 31, 2003, compared to 5.45% at December 31, 2002.

        Our investment objectives are to maximize liquidity, minimize credit risk and maximize book income, and thus our portfolio at December 31, 2003 had an average Standard & Poor's rating of "AA+" and a weighted average pre-tax equivalent book yield of 4.57%. The following table presents the composition of our investment portfolio by type of investment as of the dates indicated.

	At December 31,
	2003		2002		2001
	(in millions)
Cash and Cash Equivalents	$9.2	6.1%	$12.4	8.9%	$15.3	13.4%
U.S. Government Securities	9.4	6.3%	9.3	6.7%	7.1	6.2%
Mortgage Backed Bonds	4.9	3.3%	6.2	4.4%	4.2	3.7%
Tax Exempt Bonds	35.1	23.3%	3.2	2.3%	2.4	2.1%
Collateralized Mortgage Obligations	31.4	20.8%	43.7	31.2%	20.0	17.5%
Corporate and Other	55.3	36.7%	60.0	42.8%	63.3	55.4%
Preferred Stocks	0.2	0.1%	0.4	0.3%	0.9	0.8%
Common Stocks	1.6	1.1%	0.0	0.0%	0.0	0.0%
Net Unrealized Gains on Fixed Maturities	3.4	2.3%	4.7	3.4%	1.0	0.9%

Total Investments at Market Value	$150.5	100.0%	$139.9	100.0%	$114.2	100.0%

        As can be seen, we have significantly increased our portfolio allocation to tax-exempt bonds as of December 31, 2003. With the utilization of our remaining net operating loss carryforwards and the growth in our taxable income from operations, the after tax yield to us on tax-exempt bonds compares favorably with that of taxable bonds.

        The following table presents the composition by type of security, including the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities available for sale in our investment portfolio as of the dates indicated.

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Market Value
	(in millions)
December 31, 2003
Fixed maturities:
U.S. Government securities	$9.4	$0.1	$0.0	$9.5
Mortgage backed bonds	4.9	0.1	0.0	5.0
Tax exempt bonds	35.1	0.9	0.1	35.9
Collateralized mortgage obligations	31.4	0.9	0.1	32.2
Corporate and other	55.3	1.8	0.2	56.9

Total fixed maturities	136.1	3.8	0.4	139.5
Equity and preferred stock	1.8	0.0	0.0	1.8

Total	$137.9	$3.8	$0.4	$141.3

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Market Value
	(in millions)
December 31, 2002
Fixed maturities:
U.S. Government securities	$9.3	$0.2	$0.0	$9.5
Mortgage backed bonds	6.2	0.2	0.0	6.4
Tax exempt bonds	3.2	0.2	0.0	3.4
Collateralized mortgage obligations	43.7	1.7	0.0	45.4
Corporate and other	60.0	2.9	0.4	62.5

Total fixed maturities	122.4	5.2	0.4	127.2
Equity and preferred stock	0.4	0.0	0.1	0.3

Total	$122.8	$5.2	$0.5	$127.5

        The amortized cost and fair value of debt securities in our investment portfolio as of December 31, 2003, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Furthermore, this distribution is based on the Company's estimate of the future prepayments of principal over the securities' remaining lives.

	Amortized Cost	Fair Value
	(in millions)
Years to maturity
One or less	$8.1	$8.2
After one through five	30.8	31.7
After five through ten	35.8	37.1
After ten	61.4	62.5

Total	$136.1	$139.5

        The Securities Valuation Office of the National Association of Insurance Commissions, or NAIC, evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called "NAIC designations." The NAIC designations generally parallel the credit ratings of the nationally recognized statistical rating organizations for marketable bonds. NAIC designations 1 and 2 include bonds considered to be investment grade, which are those rated "BBB-" or higher by Standard & Poor's, a division of The McGraw-Hill Companies, Inc. NAIC designations 3 through 6 include bonds considered to be below investment grade, rated "BB+" or lower by Standard & Poor's. All of the debt securities in our portfolio were rated investment grade by the NAIC and Standard & Poor's as of December 31, 2003. Investment grade securities generally bear lower yields and lower degrees of credit risk than those that are unrated or are rated non-investment grade.

        The quality distribution of our fixed maturity portfolio as of December 31, 2003 was as follows:

	NAIC RATING	Amortized Cost	Fair Value	% of Total at Fair Value
		(Dollars in millions)
Standard & Poor's Rating
AAA	1	$79.5	$81.1	58.1%
AA	1	11.7	12.1	8.7%
A	1	24.9	25.7	18.4%
BBB	2	10.6	11.1	8.0%
U.S. Treasuries Agencies	1	9.4	9.5	6.8%

Total fixed maturity investments		$136.1	$139.5	100.0%

        We evaluate the risk against reward tradeoffs of investment opportunities, measuring their effects on the stability, diversity, overall quality and liquidity of our investment portfolio. The primary market risk exposure to our debt securities portfolio is interest rate risk, which we strive to limit by managing duration to a defined range of three to four years and laddering, or evenly distributing in the maturities of the securities we purchase to achieve our duration target. Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities held in our portfolio. The fair value of our fixed maturity portfolio is directly impacted by changes in market interest rates.

        An additional exposure to our debt securities portfolio is credit risk. We attempt to manage our credit risk through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines. Our investment guidelines include limitations on the minimum rating of debt securities in our investment portfolio, as well as restrictions on investments in debt securities of a single issuer.

        On a quarterly basis, we examine our investment portfolio for evidence of impairment. The assessment of whether impairment has occurred is based on our evaluation, on an individual security basis, of the underlying reasons for the decline in fair value, which are discussed with our investment advisor and evaluated to determine the extent to which such changes are attributable to interest rates, market-related factors other than interest rates, as well as financial condition, business prospects and other fundamental factors specific to the issuer. Declines attributable to issuer fundamentals are reviewed in further detail. When one of our securities has a decline in fair value that is determined to be other than temporary, we reduce the carrying value of the security to its current fair value as required by GAAP.

        Based upon our analysis, we believe that we will recover all contractual principal and interest payments related to those securities that currently reflect unrealized losses and that we have the ability to hold these securities until they mature or recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required. In the last three years, we have not needed to record any impairment charges. We believe that it is not likely that future impairment charges will have a significant effect on our liquidity.

        As of December 31, 2003, investments carried at a fair value of $11.2 million and approximately $0.4 million of cash were on deposit with state insurance regulatory authorities.

        Short-Term Investments.    Our short-term investments primarily consist of investments in commercial paper with original maturities of three months or less and money market funds.

Competition

        The non-standard automobile insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete with both large national insurance providers and smaller regional companies on the basis of price, coverages offered, claims handling, customer service, agent commission, geographic coverage and financial strength ratings. Some of our competitors have more capital, higher ratings and greater resources than we have, and may offer a broader range of products and lower prices and down payments than we offer. Some of our competitors that sell insurance policies directly to customers, rather than through agents or brokers as we do, may have certain competitive advantages, including increased name recognition among customers, direct relationships with policyholders and potentially lower cost structures. In addition, it is possible that new competitors will enter the non-standard automobile insurance market. Further, competition could result in lower premium rates and less favorable policy terms and conditions, which could reduce our underwriting margins.

        Based upon data compiled from A.M. Best, we believe that, as of December 31, 2002, the top ten insurance groups accounted for approximately 66% of the approximately $33.3 billion non-standard market segment. We believe that our primary insurance company competition comes not only from national companies or their subsidiaries, such as The Progressive Corporation, The Allstate Corporation, State Farm Mutual Automobile Insurance Company, GEICO and Farmers Insurance Group, but also from non-standard insurers such as Mercury General Corporation, Infinity Property & Casualty Corporation and Direct General Corporation. Based upon our gross premiums written for 2002, we believe that, as of December 31, 2002, we would have been ranked 15th nationally among insurers in the non-standard automobile industry, using the 2002 market data (the most recent annual data available) compiled from A.M. Best.

Reinsurance

        The Company utilizes reinsurance to increase underwriting capacity and to reduce its exposure to losses. Reinsurance refers to an arrangement in which a reinsurer agrees in a contract to assume specified risks written by an insurance company (the "ceding company") by paying the insurance company all or a portion of the insurance company's losses arising under specified classes of insurance policies. We use reinsurance to limit our risk, to support our growth and to manage our capital more efficiently. We have historically relied on various quota share and excess of loss reinsurance agreements to constrain our exposure to loss at or below a level that is within the capacity of our capital resources. Pursuant to our quota share reinsurance arrangements, our reinsurers agree to assume a specified percentage of our losses and loss adjustment expenses in exchange for a corresponding percentage of our premiums written. In our excess of loss reinsurance arrangements, our reinsurers agree to assume all or a portion of our losses and allocated loss adjustment expenses in excess of a specified amount. In excess of loss reinsurance, the premium payable to our reinsurers is negotiated based on our assessment of the amount of risk being ceded to the reinsurers because the reinsurers do not share proportionately in our loss.

        In order to mitigate the credit risks inherent in reinsurance, when selecting a reinsurer, we carefully review the financial condition of the reinsurer in an effort to minimize our exposure to significant losses from potential reinsurer insolvency. We consider the likelihood of a material reinsurance liability being reassumed to be remote.

        A portion of our direct written premiums are currently ceded to reinsurers under quota share and excess of loss agreements.

        Quota Share Agreements.    We entered three-year Discretionary Quota Share Reinsurance Agreements, effective January 1, 2002. These agreements collectively allow us to cede between 25% and 60% of our premiums written for each year through December 31, 2004. These agreements cover all policies written by us, which include in-force, new and renewal business. Under these agreements, our reinsurers have agreed to assume a specified percentage of our losses and loss adjustment expenses in exchange for a corresponding percentage of our premiums written. We must notify our reinsurers of the quota share percentage thirty business days prior to the inception of a new year. We elected to cede 50% and 60% of our business for the years 2002 and 2003, respectively. We have elected to cede 50% of our business for 2004. We can elect to terminate coverage under these agreements at their expiration date of December 31, 2004 or any subsequent December 31. At termination, the reinsurer will pay us a profit commission equal to 97% of ceded premiums less ceding commissions, losses and loss adjustment expenses paid by the reinsurer, if positive. The agreements contain clauses that limit the reinsurers' collective exposure to a combined ratio of 167.0% for any covered year and 112.0% across all years. Prior to entering the agreement, and based upon our prior operating history, we concluded that the agreements met the risk transfer tests of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," as the reinsurers were exposed to a reasonable probability of loss. The reinsurance under these agreements is provided by National Union Fire Insurance Company of Pittsburgh, PA, which reinsures 50% of all premiums we cede, Alea London Ltd., which reinsures 40% of all premiums we cede, and Federal Insurance Company, which reinsures 10% of all premiums we cede. National Union, Alea and Federal Insurance are rated by Standard & Poor's as AAA, A-, and AA, respectively. Premiums ceded under these agreements from inception through December 31, 2002 and for the year ended December 31, 2003 were $146.5 million and $374.3 million, respectively. For the year ended December 31, 2003, our net cash outflows to each of National Union, Alea and Federal Insurance were $54.2 million, $43.4 million and $10.8 million, respectively. This net cash outflow represents the premiums ceded to each of our reinsurers less loss and loss adjustment expense recoveries and commissions paid by our reinsurers. See "Item 13. Certain Relationships and Related Transactions."

        Aggregate Excess of Loss (Stop Loss) Agreement.    Effective January 1, 2001, we entered into an Aggregate Excess of Loss (Stop Loss) Agreement. The reinsurance is provided by Inter-Ocean Reinsurance (Ireland) Limited. Inter-Ocean is rated A by A.M. Best and the contract is guaranteed by American Re-Insurance Company, rated A by Standard & Poor's. Under this contract, protection attaches at a minimum of 1.5 loss and allocated loss adjustment expense ratio points above our projected loss and allocated loss adjustment expense ratio, as determined by us in connection with our annual forecast of our capitalization requirements, with the final attachment point to be negotiated prior to an underwriting year commencing. The cover provides up to $12.2 million of annual protection above each attachment point and up to $24.4 million of protection over the term of the contract, subject to co-reinsurance provisions. At December 31, 2003, we had recorded total recoveries of $5.9 million under this contract, leaving an unused limit of $18.5 million in the aggregate. On February 17, 2004, we provided thirty days notice of our intent to commute this agreement. We received a payment of $10.6 million on March 18, 2004, representing the return of the balance of the contract's experience account.

        Reliant.    In April 2001, we acquired Reliant, the non-standard automobile operations of Reliance Group Holdings, Inc. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Reliant Acquisition"). At the closing of our acquisition of Reliant, Reliant had approximately $6.1 million of loss and loss adjustment expense reserves and $17.0 million of unearned premium reserves, which were transferred to us as part of the acquisition. Reliance Insurance Company, now in liquidation, provided a loss and loss adjustment expense reserve guarantee, through an Aggregate Excess of Loss Reinsurance Agreement, which was approved by the Pennsylvania Insurance Commissioner, in its capacity as receiver for Reliance Insurance Company. The reinsurance contract provided a guarantee of 100% above the recorded or carried loss and loss adjustment expense reserves and 100% above the carried unearned premium reserves for losses and loss adjustment expenses emanating from the unearned premium reserves. We determined the level of loss and loss adjustment expense reserves recorded and thus transferred at closing according to conditions of closing as outlined in the Stock and Asset Purchase Agreement. We are currently holding $2.5 million in collateral from Reliance Insurance Company to support any potential adverse development in the loss and loss adjustment expense reserves transferred at closing. Our current analysis of loss and loss adjustment expense reserve run-off including those emanating from the transferred unearned premium reserves for this business indicates that the transferred loss and loss adjustment expense reserves will be sufficient to meet all claims on this business after taking into account the $2.5 million in collateral. We may be required to release a portion of the $2.5 million in collateral at some point in the future if it is not required to extinguish the transferred liabilities.

Ratings

        Financial strength ratings are an important factor in establishing the competitive position of insurance companies and are important to our ability to market and sell our products. Rating organizations continually review the financial positions of insurers, including us. In February 2004, A.M. Best raised the rating of our insurance subsidiaries to "B+" (Very Good), with a positive outlook. B+ is the 6th highest of 15 rating levels, and according to A.M. Best, "B+" ratings are assigned to insurers that have a good ability to meet their current obligations to policyholders. This rating reflects A.M. Best's opinion of our ability to pay claims and is not an evaluation directed to investors regarding an investment in our common stock. A.M. Best maintains a letter scale rating system ranging from "A++" (Superior) to "F" (in liquidation). This rating is subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best. There can be no assurance that we will maintain our current ratings. Future changes to our rating may adversely affect our competitive position.

Regulatory Matters

        We are subject to comprehensive regulation by government agencies in the states where our insurance subsidiaries are domiciled and where these subsidiaries issue policies and handle claims. State insurance laws and regulations are complex, and each jurisdiction's requirements are different. Certain states impose restrictions or require prior regulatory approval of certain corporate actions.

        Required Licensing.    We operate under licenses issued by various state insurance authorities. These licenses govern, among other things, the types of insurance coverage and agency and claim services that we may offer consumers in these states. Such licenses typically are issued only after we file an appropriate application and satisfy prescribed criteria. We must apply for and obtain the appropriate new licenses before we can implement any plan to expand into a new state or offer a new line of insurance or other new product that requires separate licensing.

        Transactions Between Insurance Companies and Their Affiliates.    We are a holding company and are subject to regulation in the jurisdictions in which our insurance subsidiaries conduct business. Our insurance subsidiaries are organized and domiciled or commercially domiciled under the insurance statutes of a number of states. The insurance laws in most of those states provide that all transactions among members of an insurance holding company system must be fair and reasonable. Transactions between our subsidiaries and their affiliates (including us) generally must be disclosed to the state regulators, and prior approval of the applicable regulator generally is required before any material or extraordinary transaction may be consummated or any services agreement or expense sharing arrangement is entered into. State regulators may refuse to approve or delay approval of such a transaction, which may impact our ability to innovate or operate efficiently.

        Regulation of Insurance Rates and Approval of Policy Forms.    The insurance laws of most states in which our insurance subsidiaries operate require insurance companies to file insurance rate schedules and insurance policy forms for review and approval. State insurance regulators have broad discretion in judging whether our rates are adequate, not excessive and not unfairly discriminatory and whether our policy forms comply with law. The speed at which we can change our rates depends, in part, on the method by which the applicable state's rating laws are administered. Generally, state insurance regulators have the authority to disapprove our rates or requested changes in our rates.

        Investment Restrictions.    We are subject to state laws and regulations that require diversification of our investment portfolios and that limit the amount of investments in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture.

        Restrictions on Cancellation, Non-Renewal or Withdrawal.    Many states have laws and regulations that limit an insurer's ability to exit a market. For example, certain states limit an automobile insurer's ability to cancel or not renew policies. Some states prohibit an insurer from withdrawing from one or more lines of business in the state, except pursuant to a plan approved by the state insurance department. In some states, this applies to significant reductions in the amount of insurance written, not just to a complete withdrawal. The state insurance department may disapprove a plan that may lead to market disruption.

        Capital Requirements.    The laws of the states of domicile of our insurance subsidiaries impose risk-based capital standards and other minimum capital and surplus requirements. Moreover, in connection with the acquisition of our California insurance subsidiary in 1998, the California Department of Insurance requires us to maintain a net written premium to surplus ratio for that subsidiary of not greater than three to one. This requirement will remain in effect for so long as there are borrowings outstanding under our credit facility. The risk-based capital standards, based upon the Risk-Based Capital Model Act, adopted by the NAIC, require our insurance subsidiaries to report their results of risk-based capital calculations to the state departments of insurance and the NAIC. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or even liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels.

        We must also comply with regulations involving, among other things, the following:

  •
  the use of non-public consumer information and related privacy issues;

  •
  the use of credit history in underwriting and rating;

  •
  the payment of dividends;

  •
  the acquisition or disposition of an insurance company or of any company controlling an insurance company;

  •
  the approval or filing of policy forms;

  •
  the involuntary assignments of high-risk policies, participation in reinsurance facilities and underwriting associations, assessments and other governmental charges; and

  •
  reporting with respect to financial condition.

        In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary.

        Regulation of Dividends.    We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders and meet our debt payment obligations is largely dependent on dividends or other distributions from our insurance subsidiaries and fees earned by non-insurance subsidiaries. State insurance laws restrict the ability of our insurance subsidiaries to pay stockholder dividends. These subsidiaries may not make an "extraordinary dividend" until thirty days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or the commissioner has approved the payment of the extraordinary dividend within the 30 day period.

        In California, Ohio and Pennsylvania, three of our domiciliary states, an extraordinary dividend is generally defined as any dividend or distribution that, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer's surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. In addition, an insurer's remaining surplus after payment of a cash dividend or other distribution to stockholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. Finally, dividends may only be paid out of statutory earned surplus.

        Under Florida law, another of our domiciliary states, dividend payments to stockholders, without prior regulatory approval, may not exceed the larger of the following: (a) the lesser of 10% of surplus or net income, not including realized capital gains, plus a 2-year carryforward; (b) 10% of surplus, with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains; and (c) the lesser of 10% of surplus or net investment income plus a 3-year carryforward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains. Alternatively, an insurer may pay a dividend or make a distribution without prior written regulatory approval when the following conditions are met: (i) the dividend is equal to or less than the greater of (x) 10% of the insurer's surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains or (y) the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year; (ii) the insurer will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend is made; and (iii) the insurer has filed a notice at least 10 business days prior to the dividend payment attesting that after payment of the dividend or distribution the insurer will have at least 115% of required statutory surplus.

        Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. Under applicable restrictions, our insurance subsidiaries are permitted to pay up to $1.1 million of dividends as of December 31, 2003 without seeking regulatory approval.

        Acquisitions of Control.    The acquisition of control of our insurance company subsidiaries requires the prior approval of the insurance regulator in the states where they are domiciled. Generally, any person who directly or indirectly through one or more affiliates acquires 10% or more of the outstanding securities of the insurer or its parent company (5% or more in Florida) is presumed to have acquired control of the domestic insurer.

        Shared or Residual Markets.    Like other insurers, we are required to participate in mandatory shared market mechanisms or state pooling arrangements as a condition for maintaining our automobile insurance licenses to do business in various states. The purpose of these state-mandated arrangements is to provide insurance coverage to individuals who, because of poor driving records or other underwriting reasons, are unable to purchase such coverage voluntarily provided by private insurers. These risks can be assigned to all insurers licensed in the state and the maximum volume of such risks that any one insurer may be assigned typically is based on that insurer's annual premium volume in that state. While this mandated business typically is not profitable for us, our underwriting results related to these states' organizations have not been material to our overall results of operations and financial condition.

        Guaranty Funds.    Under state insurance guaranty fund laws, insurers doing business in a state can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. Maximum contributions required by laws in any one year vary between 1% and 2% of annual written premiums in that state, but it is possible that caps on such contributions could be raised if there are numerous or large insolvencies. In most states, guaranty fund assessments are recoverable either through future policy surcharges or offsets to state premium tax liability.

        Trade Practices.    The manner in which we conduct the business of insurance is regulated by state statutes in an effort to prohibit practices that constitute unfair methods of competition or unfair or deceptive acts or practices. Prohibited practices include, but are not limited to:

  •
  disseminating false information or advertising;

  •
  defamation;

  •
  boycotting, coercion and intimidation;

  •
  false statements or entries;

  •
  unfair discrimination;

  •
  rebating;

  •
  improper tie-ins with lenders and the extension of credit;

  •
  failure to maintain proper records;

  •
  failure to maintain proper complaint handling procedures; and

  •
  making false statements in connection with insurance applications for the purpose of obtaining a fee, commission or other benefit.

        We set business conduct policies for our employees and we require them to conduct their activities in compliance with these statutes.

        Unfair Claims Practices.    Generally, insurance companies, adjusting companies and individual claims adjusters are prohibited by state statutes from engaging in unfair claims practices on a flagrant basis or with such frequency to indicate a general business practice. Unfair claims practices include:

  •
  misrepresenting pertinent facts or insurance policy provisions relating to coverages at issue;

  •
  failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies;

  •
  failing to adopt and implement reasonable standards for the prompt investigation and settlement of claims arising under its policies;

  •
  failing to affirm or deny coverage of claims within a reasonable time after proof of loss statements have been completed;

  •
  attempting to settle a claim for less than the amount to which a reasonable person would have believed such person was entitled;

  •
  attempting to settle claims on the basis of an application that was altered without notice to or knowledge or consent of the insured;

  •
  compelling insureds to institute suits to recover amounts due under policies by offering substantially less than the amounts ultimately recovered in suits brought by them;

  •
  refusing to pay claims without conducting a reasonable investigation;

  •
  making claim payments to an insured without indicating the coverage under which each payment is being made;

  •
  delaying the investigation or payment of claims by requiring an insured, claimant or the physician of either to submit a preliminary claim report and then requiring the subsequent submission of formal proof of loss forms, both of which submissions contains substantially the same information;

  •
  failing, in the case of claim denials or offers of compromise or settlement, to promptly provide a reasonable and accurate explanation of the basis for such actions; and

  •
  not attempting in good faith to effectuate prompt, fair and equitable settlements of claims in which liability has become reasonably clear.

        We set business conduct policies and conduct training to make our employee-adjusters and other claims personnel aware of these prohibitions and we require them to conduct their activities in compliance with these statutes.

        Periodic Financial and Market Conduct Examinations.    The state insurance departments that have jurisdiction over our insurance subsidiaries may conduct on-site visits and examinations of the insurers' affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Typically, these examinations are conducted every three to five years. In addition, if circumstances dictate, regulators are authorized to conduct special or target examinations of insurers to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination or assessing fines or other penalties against that company. Currently, one such examination is underway and we are in the process of answering various inquiries by the regulators as a result of this examination. We believe we are in compliance with the applicable regulations surrounding these inquiries and we do not believe this examination will have a material impact on our business or financial condition.

        Recent Regulatory Developments.    The California Department of Insurance prohibited insurance policies issued in California to contain discounts for drivers based on their having had prior insurance. Subsequently enacted legislation overruled the action of the insurance department, reinstating the discount. Several consumer groups challenged the law and, on January 15, 2004, the Superior Court of the State of California, County of Los Angeles ruled the legislation invalid. This ruling was appealed on March 12, 2004. We currently offer a discount for prior insurance, as do most of our competitors. The California Department of Insurance has advised insurers that it will not require them to discontinue offering the discount under their current class plans, but that it will not approve future applications for class plans that include the discount. We do not expect the impact of any removal of the discount to be material to our business or results of operations.

Employees

        As of March 1, 2004, we employed approximately 1,285 people, none of whom were covered by collective bargaining agreements.

Trademarks

        The Company owns various registered trademarks and has various trademarks currently pending with the U.S. Trademark office.

Available Information

        The Company makes available free of charge on or through its Internet website (http://www.bristolwest.com) the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13-(a) or 15-(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (SEC).

Cautionary Statements for Purposes of Forward-Looking Statements/Information

        Investors are cautioned that certain statements contained in this document, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "hopes" and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings, cash flow or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements. Forward-looking statements are based on current expectations and beliefs concerning future events and are subject to risks and uncertainties about the Company, economic and market factors and the automobile insurance industry, among other things. These statements are not guaranties of future performance.

Item 2.    Properties

        We lease an aggregate of approximately 306,000 square feet of office space in numerous cities throughout the United States. Our most significant leased office spaces are located in Davie, Florida with approximately 100,000 square feet; Cleveland, Ohio with approximately 31,000 square feet; Independence, Ohio with approximately 44,000 square feet; and Anaheim, California with approximately 50,000 square feet. We have leased new space in Independence, Ohio, effective September, 2004, which will permit us to consolidate our Ohio operations in approximately 15,000 fewer square feet than at present. The consolidation is planned for the fall of 2004.

Item 3.    Legal Proceedings

        In 2003, we entered into a settlement agreement regarding all aspects of two coordinated class actions in the Superior Court of the State of California for the County of Orange and the Superior Court of the State of California for the County of Alameda, alleging, among other things, that we improperly canceled our insureds' automobile insurance policies. A final order approving the settlement agreement was entered by the court on October 27, 2003. A related action, Higares v. Coast National Insurance Company, asserts claims for breach of contract and/or bad faith on behalf of more than 500 individuals who have opted out of the settlement. We are vigorously defending this action. These lawsuits are reflected at December 31, 2003 in our consolidated statement of operations in a charge in the amount of $13.8 million on a pre-tax basis, which reflected our estimate of expected class member payments, defense costs and other expenses associated with these lawsuits.

        In 2003, we settled another class action that alleged that we improperly classified our claims adjusters as exempt employees.

        In addition to the lawsuits described above, from time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe we have recorded adequate reserves for these liabilities and that there is no individual case pending that is likely to have a material adverse effect on our financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our stockholders during the last quarter of the year ended December 31, 2003.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

        The initial public offering of the Company's common stock commenced on February 12, 2004. The Company's common stock has been listed on the New York Stock Exchange since that time under the symbol "BRW." There was no public market for the Company's common stock prior to this date.

        As of March 19, 2004, there were 1,240 registered holders of record of the Company's common stock. A significant number of outstanding shares of common stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.

        Since its initial public offering, the Company has not paid dividends; however, we intend to declare and pay quarterly dividends of $0.05 per share. The declaration and payment of dividends is subject to the discretion of our board of directors, and will depend on, among other things, our financial condition, results of operations, capital and cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by our subsidiaries, restrictions under our credit facility on our ability to pay dividends to our stockholders and other factors deemed relevant by the board. For a discussion of our cash resources and needs, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        We are a holding company without significant operations of our own. Dividends from our subsidiaries are our principal source of funds. Insurance laws limit the ability of our insurance subsidiaries to pay dividends to us. Our non-insurance subsidiaries' earnings are generally unrestricted as to their availability for the payment of dividends subject to customary state corporate laws regarding solvency.

        Partnerships affiliated with Kohlberg Kravis Roberts & Co. L.P. ("KKR") owned 39.7% of the Company's common stock as of February 25, 2004. KKR has charged the Company approximately $500,000 of management and consulting fees in each of the past 3 years.

        Our equity compensation plan information as of December 31, 2003 can be found in "Item 12. Security Ownership of Certain Beneficial Owners and Management."

Recent Sales Of Unregistered Securities

        During fiscal year 2003, the Registrant sold shares of and issued options for its common stock and preferred stock in the amounts, at the times, and for the aggregate amounts of consideration listed below without registration under the Securities Act of 1933. Exemption from registration under the Securities Act for each of the following sales is claimed under Section 4(2) of the Securities Act because each of the transactions was by the issuer and did not involve a public offering:

        On January 1, 2003, the Registrant issued 84,747 options to purchase common stock at an exercise price of $3.83 per share to an employee and 32,595 options to purchase common stock at an exercise price of $3.83 per share to Fisher Capital Corp. LLC. Additionally, the Registrant issued 16,949 shares of common stock to an employee for an aggregate consideration of $65,000.

        On April 1, 2003, the Registrant issued 19,557 options to purchase common stock at an exercise price of $3.83 per share to a consultant and 32,595 options to purchase common stock at an exercise price of $3.83 per share to Fisher Capital Corp. LLC.

        On April 7, 2003, the Registrant issued 1,304 options to purchase common stock at an exercise price of $7.67 per share to an employee. Additionally, the Registrant issued 652 shares of common stock to an employee for an aggregate consideration of $5,000.

        On May 1, 2003, the Registrant issued 42,374 options to purchase common stock at an exercise price of $7.67 per share to employees.

        On June 17, 2003, the Registrant issued 5,215 options to purchase common stock at an exercise price of $7.67 per share to an employee. Additionally, the Registrant issued 2,608 shares of common stock to an employee for an aggregate consideration of $20,000.

        On July 1, 2003, the Registrant issued 32,595 options to purchase common stock at an exercise price of $3.83 per share to Fisher Capital Corp. LLC.

        On August 21, 2003, the Registrant issued 39,114 options to purchase common stock at an exercise price of $7.67 per share to an employee. Additionally, the Registrant issued 9,779 shares of common stock to an employee for an aggregate consideration of $75,000.

        On September 30, 2003, the Registrant issued 2,608 options to purchase common stock at an exercise price of $7.67 per share to an employee. Additionally, the Registrant issued 1,304 shares of common stock to an employee for an aggregate consideration of $10,000.

        On October 1, 2003, the Registrant issued 123,861 options to purchase common stock at an exercise price of $3.83 per share to Fisher Capital Corp. LLC.

        On December 8, 2003, the Registrant issued 48,893 options to purchase common stock at an exercise price of $15.34 per share to an employee.

Use of Proceeds From the Registrant's Initial Public Offering

        On February 12, 2004, the Company commenced the initial public offering of its common stock, par value $.01 per share, pursuant to its Registration Statement on Form S-1 (File No. 333-111259), which was declared effective by the Securities and Exchange Commission on February 11, 2004. The Company registered 17,250,000 shares of common stock at an aggregate maximum offering price of $345 million pursuant to the registration statement. Pursuant to the offering, 17,250,000 shares were sold for an aggregate offering price of $345 million including 6,250,000 shares issued and sold by the Company and 11,000,000 shares sold by selling stockholders. The managing underwriters for the offering were Credit Suisse First Boston and Bear, Stearns & Co. Inc.

        The Company did not receive any proceeds from the sale of stock by the selling stockholders in the offering. The net proceeds received by the Company in the offering were $113.2 million as follows:

Aggregate offering proceeds to the Company	$125.0
Underwriting discounts and commissions	8.4
Finders fee	0
Expenses paid to or for underwriters	0
Other fees and expenses (estimated)	3.4

Total Expenses (estimated)	11.8

Net proceeds to the Company	$113.2

        The Company contributed $110.0 million to its primary insurance subsidiary which invested the full amount in fixed maturity securities. The remainder of the proceeds, approximately $3.2 million, was retained by Bristol West Holdings, Inc. for working capital purposes.

Item 6.    Selected Financial Data

        The following tables present our historical financial and operating data as of the dates or for the periods indicated. We derived the data as of and for each of the five years ended December 31, 2003 from our consolidated financial statements audited by Deloitte & Touche LLP. The results of operations for past accounting periods are not necessarily indicative of the results to be expected for any future accounting periods. You should read this summary in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes appearing elsewhere in this annual report.

	As of or for the year ended December 31,
	2003	2002	2001	2000	1999
	(dollars in millions, except per share data)
Statement of Operations Data:
Revenues:
Net premiums earned	$274.0	$241.0	$158.6	$185.7	$173.3
Net investment income	6.7	6.4	6.4	7.9	8.4
Realized gain (loss) on investments	1.2	0.3	1.0	(0.2)	(0.2)
Policy service fee revenues	69.2	47.3	36.1	32.8	25.8
Outsourcing servicing fees(a)	0.1	0.9	18.6	—	—
Other income	1.6	2.0	1.4	0.6	1.0

Total revenues	352.8	297.9	222.1	226.8	208.3

Costs and Expenses:
Losses and loss adjustment expenses	199.7	200.5	128.9	167.2	121.1
Commissions and other underwriting expenses	51.8	42.1	50.3	64.3	58.2
Other operating and general expenses	24.2	19.3	19.9	13.8	10.7
Litigation expense(b)	17.4	14.3	—	—	—
Interest expense	3.1	4.6	9.0	10.7	10.1
Goodwill amortization	—	—	2.7	2.6	2.7
Stock-based compensation	2.5	0.3	0.5	0.3	—

Total costs and expenses	298.7	281.1	211.3	258.9	202.8

Income (loss) before income taxes	54.1	16.8	10.8	(32.1)	5.5
Income tax expense (benefit)	20.6	5.3	3.8	(10.7)	1.0

Net income (loss)	$33.5	$11.5	$7.0	($21.4)	$4.5

Balance Sheet Data:
Cash and investments	$150.5	$139.9	$114.2	$124.6	$147.8
Total assets	777.9	633.1	534.5	428.2	394.2
Unpaid losses and loss adjustment expenses	202.3	157.4	106.0	81.5	65.0
Long-term debt	71.5	71.5	86.5	99.2	109.3
Total liabilities	639.1	530.3	446.0	349.0	295.1
Stockholders' equity	138.7	102.8	88.5	79.2	99.1
Operating Data:
Gross premiums written	$648.2	$481.8	$316.6	$230.6	$220.1
Net premiums written	263.0	236.3	133.3	142.2	216.3
Per Share Data:
Earnings (loss) per share—basic	$1.41	$0.48	$0.30	($0.90)	$0.18
Earnings (loss) per share—diluted	1.32	0.48	0.30	(0.90)	0.18
Book value per share	5.82	4.32	3.72	3.34	4.11
Ratios:
Loss ratio(c)	57.9%	68.9%	60.0%	76.3%	60.5%
Expense ratio(d)	22.0%	21.1%	32.7%	35.6%	34.4%

Combined ratio(e)	79.9%	90.0%	92.7%	111.9%	94.9%

(a)
Outsourcing service fees represent fees earned under a contract with Reliance Insurance Company for servicing policies and claims on the run-off of their non-standard automobile insurance business. We entered into this contract in connection with our acquisition in April 2001 of Reliant, the non-standard automobile operations of Reliance Group Holdings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Reliant Acquisition." These outsourcing fees resulted from a one-time transaction and we do not expect to be earning such fees in the future.

(b)
Litigation expense represents expense associated with the settlements of certain class action lawsuits. See "Item 3. Legal Proceedings."

(c)
Loss ratio is the ratio, expressed as a percentage, of (i) losses and loss adjustment expenses incurred, divided by (ii) the sum of (A) net premiums earned, (B) policy service fee revenues, (C) outsourcing servicing fees and (D) other income.

(d)
Expense ratio is the ratio, expressed as a percentage, of (i) the sum of (A) commissions and other underwriting expenses and (B) other operating and general expenses divided by (ii) the sum of (A) net premiums earned, (B) policy service fee revenues, (C) outsourcing servicing fees and (D) other income.

(e)
Combined ratio is the sum of the loss ratio and the expense ratio. This ratio is used by our management to evaluate our operating profitability.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of the results of operations for the three fiscal years ended December 31, 2003 has been derived from and should be read in conjunction with the consolidated financial statements included elsewhere in this document.

Overview

        We provide non-standard private passenger automobile insurance and related services. Non-standard automobile insurance provides coverage to drivers who find it difficult to purchase standard automobile insurance as a result of a number of factors, including their driving record, vehicle, age or claims history, or because they have limited financial resources. Typically, these drivers purchase minimal levels of insurance coverage in order to comply with state-mandated financial responsibility laws. Non-standard automobile insurance policies generally require higher premiums than standard or preferred automobile insurance policies for comparable coverage.

        Our insurance subsidiaries offer insurance coverage exclusively through a network of approximately 5,300 independent agents and brokers, some of whom operate from multiple locations. We are licensed to provide insurance in 35 states and the District of Columbia, though we focus our resources in 17 states that we believe provide significant opportunity for profitable growth. Our non-insurance subsidiaries provide our policyholders a variety of services, including policy servicing and installment payment plans.

        Our revenues are derived principally from the following:

  •
  net premiums earned, which comprises the premiums we earn from sales of non-standard automobile insurance policies minus those premiums that we cede to our reinsurers;

  •
  net investment income we earn on our invested assets;

  •
  policy service fee revenues, which are composed primarily of policy origination fees and installment fees to our policyholders; and

  •
  other income, which primarily represents commission income we earn through a general agency we own in Texas.

        Our expenses consist predominately of the following:

  •
  losses and loss adjustment expenses, including estimates for losses and loss adjustment expenses incurred during the period and changes in estimates from prior periods, less the portion of those insurance losses and loss adjustment expenses that we ceded to our reinsurers;

  •
  commissions and other underwriting expenses, which consist of commissions we pay to agents and brokers, premium taxes and company expenses related to the production and underwriting of insurance policies, less ceding commissions that we receive under our reinsurance contracts;

  •
  other operating and general expenses, which include general and administrative expenses, depreciation and other expenses; and

  •
  interest expense under our bank credit facility.

Reliant Acquisition

        In April 2001, we acquired Reliant, the non-standard automobile operations of Reliance Group Holdings, including two insurance companies, all employees, claims and processing systems, and the renewal rights to business written in 13 states. At closing, Reliant had approximately $6.1 million of loss and loss adjustment expense reserves and $17.0 million of unearned premium reserves, which were transferred to us as part of the acquisition. Through the acquisition of Reliant, we added five members to our senior management, as well as expanded the scope of our operations into 11 states in which we had not previously written business.

        We received outsourcing servicing fee revenues for servicing policies and adjusting claims on the run-off of the Reliant business that we did not acquire. We performed most of these services from April 1, 2001 to November 2, 2001. Accordingly, we recorded outsourcing servicing fees of $18.6 million in 2001 and another $0.9 million in the fourth quarter of 2002 and $0.1 million in 2003. Due to the associated expenses we incurred related to the servicing of those policies, we believe this arrangement had little effect on our pre-tax income.

Critical Accounting Policies

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. We have identified below three accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of these policies.

        Estimation of Unpaid Losses and Loss Adjustment Expenses.    Our actuarial staff reviews our insurance subsidiaries' loss and loss adjustment expense reserves. When estimating our liability for losses and loss adjustment expenses under the terms of our insurance policies, we rely heavily on our historical loss and loss adjustment expense experience. We periodically adjust our loss and loss adjustment expense reserves for changes in product mix, underwriting standards and rules, loss cost trends and other factors. Our loss and loss adjustment expense reserves may also be impacted by factors such as the rate of inflation, claims settlement patterns and legislative activities and litigation trends, which we incorporate into our analyses. As our experience develops or additional information becomes known, we increase or decrease our loss and loss adjustment expense reserve levels, as necessary. These changes to our loss and loss adjustment expense reserves are reflected in our results of operations in the period in which our estimates change. Ultimately, our actual losses and loss adjustment expenses may differ materially from the estimates we have recorded.

        At each financial reporting date, we record our best estimate, which is a point estimate, of loss and loss adjustment expense reserves, gross and net of reinsurance. In selecting the best estimate, we utilize up to 15 different actuarial methodologies. Each of these methodologies is designed to forecast the number of claims we will be called upon to pay and the amounts we will pay on average to settle those claims. In arriving at our best estimate, our actuaries consider the likely predictive value of the various loss development methodologies employed in light of underwriting practices, premium rate changes and claim settlement practices that may have occurred, and weight the credibility of each methodology. Our actuarial methodologies take into account various factors, including, but not limited to, paid losses, liability estimates for reported losses, paid allocated loss adjustment expenses, salvage and other recoveries received, reported claim counts, open claim counts and counts for claims closed with and without payment of loss.

        In establishing our best estimate of unpaid losses and loss adjustment expenses, we determine the number of claims that have been reported as of the financial reporting date and make an estimate of claims that have been incurred but not yet reported to us as of that date. Because our evaluations are based upon historical patterns, if the rate of claims reported to us or paid by us differs from our historical patterns, our evaluations may underestimate the number of claims that will ultimately be paid, and, therefore, the amount of unpaid losses and loss adjustment expenses recorded for the period.

        In 2000, we reorganized our claims department into specialized teams, resulting in multiple individuals adjudicating claims that previously would have been handled by one claims adjuster. This change slowed our claims processes and caused us to open and settle claim files slower than in the past, causing us to underestimate our projected ultimate claim counts used in estimating our projected ultimate losses and loss adjustment expenses for 2000 and 2001. In addition, this slowdown in our claims processes generally had the effect of delaying the settlement of more expensive claims, which caused us to conclude that our average cost per closed claim was decreasing. These claims were eventually settled and the ultimate cost of paying claims increased compared to historical averages because, generally, the longer claimants wait to be paid, the higher their demand and the ultimate settlement cost.

        In calendar years 2001, 2002 and 2003, we experienced adverse development on loss and loss adjustment expense reserves for years prior to each of those calendar years in the amount of $17.3 million, $28.2 million and $9.3 million, respectively. The most significant factors influencing this development have been the adverse impact of the reorganization of our claims department in 2000 and the pricing and product design assumptions we utilized from 1998 through 2000. In addition, our 2002 loss and loss adjustment expense reserve increases related to 2000 were adversely impacted as a result of previously exhausting our excess of loss reinsurance coverage. Essentially, we were required to reflect 100% of our continuing 2000 adverse development in our 2002 income statement due to the exhaustion of that coverage.

        From mid-1998 through 2000, we lowered premium rates and relaxed underwriting standards in California, our largest market, due to our overestimation of the profitability of our California business. We took these actions believing we could reduce our premium rates and maintain acceptable underwriting profits. This assumption proved incorrect, and as loss trends emerged, we increased our estimate of loss and loss adjustment expenses and began to tighten underwriting standards and file for premium rate increases beginning in January 2001. From January 1, 2001 through December 31, 2002, we increased our rates in California four times. In addition, we sold a poorly structured and priced product in Texas. Contrary to the product pricing assumptions, we experienced subsequent adverse loss and loss adjustment expense development as pricing assumptions ultimately proved to be wrong and the business was written at a loss. From January 1, 2001 through December 31, 2002, we increased rates in Texas 14 times. In both California and Texas, the successive rate increases were precipitated by continuing adverse development. As actual claim emergence became higher than expected, loss and loss adjustment expense reserve estimates were revised upward in 2001 and 2002.

        Had we recognized the full 2002 impact of these and other adverse factors at December 31, 2001, we would have recorded $28.2 million of additional loss and loss adjustment expense reserves before taxes. This additional loss and loss adjustment expense would have resulted in 2001 net income decreasing by $17.5 million (assuming a 38% effective federal and state tax rate) and a loss for 2001 of approximately $10.5 million. Since we actually recorded these losses in 2002, our 2002 net income would have increased by $17.5 million to $29.0 million as a result of this change.

        If our estimate of gross unpaid losses and loss adjustment expenses of $202.3 million at December 31, 2003 decreases or increases in 2004 by one percent, our net income or loss for 2004 would decrease or increase by $1.2 million after tax (assuming a state and federal effective tax rate of 38%). We determine the impact of such changes on our net income using gross rather than net unpaid losses and loss adjustment expenses since a change in ceded loss and loss adjustment expense reserves would be offset by an increase or decrease in ceded commission due from our reinsurers.

        Since mid-2001, our new management team focused on restoring our claims practices, procedures and workflow to historical standards of quickly settling claims. These improvements continued into 2002, during which time we were continuing to revise our estimates of the impact on loss and loss adjustment expense reserves. In the fourth quarter of 2002, we recruited a new senior vice president of our claims department to continue that process. In addition, in the course of 2002 and 2003, we made numerous improvements to increase the sophistication of our analyses. These improvements included the following:

  •
  performing all actuarial analyses of unpaid losses and loss adjustment expenses on a quarterly basis;

  •
  reviewing loss and loss adjustment expense reserves gross of salvage and subrogation and separately developing estimates of these items to estimate reserves net of salvage and subrogation;

  •
  increasing the number of analytical methods to include claim count analysis to develop more elaborate estimation methods; and

  •
  utilizing an automated loss and loss adjustment expense reserving process, virtually eliminating manual spreadsheets.

        Based on these actions, we believe that we have addressed the issues related to unfavorable development of our loss and loss adjustment expense reserves, and that the liabilities that we have recorded for losses and loss adjustment expenses are adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date.

        Accruals for Litigation.    We continually evaluate potential liabilities and reserves for litigation using the criteria established by Statement of Financial Accounting Standards, or SFAS, No. 5, "Accounting for Contingencies." We believe the current assumptions and other considerations we use to estimate our potential liability for litigation are appropriate. While it is not possible to know with certainty the ultimate outcome of these claims or lawsuits, we believe our existing known litigation is adequately reserved and will not have a material effect on our future financial condition or results of operations.

        Accounting and Reporting for Reinsurance.    Pursuant to SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," we are required to review the contractual terms of all our reinsurance purchases to ensure compliance with that statement. The statement establishes the conditions required for a contract with a reinsurer to be accounted for as reinsurance and prescribes accounting and reporting standards for those contracts. The accounting standards depend on whether the contract is long duration or short duration and, if short duration, on whether the contract is prospective or retroactive. For all reinsurance transactions, immediate recognition of gains is precluded unless our liability to our policyholders is extinguished. Contracts that do not result in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed generally do not meet the conditions for reinsurance accounting and must be accounted for as deposits.

        SFAS No. 113 also requires us to disclose the nature, purpose and effect of reinsurance transactions, including the premium amounts associated with reinsurance assumed and ceded. It also requires disclosure of concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums.

        We believe we have properly accounted for all of our reinsurance contracts.

Results of Operations

Twelve Months Ended December 31, 2003 compared to Twelve Months Ended December 31, 2002

  Revenues

        Gross Premiums Written.    Gross premiums written increased to $648.2 million for the twelve months ended December 31, 2003, or by 34.5%, compared to $481.8 million for all of 2002. The increase is primarily attributable to increased market penetration evidenced by the 24.6% growth in average policies in force from 350,800 for 2002 to 437,200 for 2003 and an increase in average premium per policy of 9.9%.

        Net Premiums Written.    Net premiums written increased by 11.3% to $263.0 million from $236.3 million in 2002. The smaller increase in net premiums written as compared to gross premiums written is due to our decision to increase the percentage of premiums ceded under our quota share reinsurance treaty from 50% in 2002 to 60% in 2003 in order to manage the net retained business in relation to our financial resources.

        Net Premiums Earned.    Net premiums earned increased by 13.7% to $274.0 million from $241.0 million in 2002, generally in line with the increase in net premiums written.

        Net Investment Income and Realized Capital Gains.    Net investment income was $6.7 million compared to $6.4 million last year. Net realized gains on securities sales were $1.2 million for the year ended December 31, 2003 compared to $0.3 million 2002.

        Policy Service Fee Revenues.    Policy service fee revenues were $69.2 million for the year ended December 31, 2003, an increase of $21.8 million or 46% compared to 2002. The growth was attributable to the growth in policies in force, since fees are charged on a per policy basis, as well as an increase in the fees we collect on each policy.

  Costs and Expenses

        Losses and Loss Adjustment Expenses.    Losses and loss adjustment expenses were essentially unchanged from the prior year at $199.7 million for 2003 compared to $200.5 million for 2002. Our loss ratio fell to 57.9% for 2003 from 68.9% for 2002, a decline of 11 points. Most of the reduction (7 points) was due to a decrease to $9.3 million in 2003 from $28.2 million in 2002 in the adverse development of our loss and loss adjustment expense reserves for prior years. The 2003 figure comprised $4.8 million of loss reserve development and $4.5 million of loss adjustment expense reserve development. Adverse development occurs when loss and loss adjustment expense reserves established for accidents that took place in years prior to the current year prove to be inadequate and management increases those reserves to reflect the revised estimate of the ultimate losses related to such accidents. Such increases result in a charge to loss and loss adjustment expenses in the current year. The remainder of the decrease in the loss ratio was due to slightly improved loss experience on current business in 2003 compared to 2002.

        Commissions and Other Underwriting Expenses.    Commissions and other underwriting expenses increased to $51.8 million for the twelve months ended December 31, 2003, compared to $42.1 million for twelve months ended December 31, 2002, an increase of $9.7 million or 23%. The increase in gross premiums drove an increase in amounts paid to agents and brokers and premium taxes. In addition, ceding commissions earned for the year ended December 31, 2003 decreased to 28.7% as a percentage of ceded earned premiums from 31.1% for 2002, which also contributed to the growth in commissions and other underwriting expenses.

        Other Operating and General Expenses.    Other operating and general expenses were $24.2 million for the twelve months ended December 31, 2003 compared to $19.3 million for the prior year, an increase of 25.4%. The increase was due to the expanded scope of operations to support our growing book of business. This growth, while greater than that of our net premium and fee revenue after reinsurance, was about 10 points less than the growth of our direct premiums and fees. The scale of our direct business drives our need for staff and facilities, and we evaluate our expense growth relative to that measure.

        Litigation Expense.    Litigation expenses related to two class action lawsuits were $17.4 million in 2003 and $14.3 million in 2002.

        For the year ended December 31, 2003, our consolidated statement of operations included a charge in the amount of $13.8 million before tax related to two coordinated class actions that alleged, among other things, improper cancellations of our insurance policies and a pending related action. This amount reflected our estimate of the ultimate costs with respect to these actions, which includes the expected class member payments, defense costs and other expenses associated with these lawsuits and the change in the law related to cancellations. See "Item 3. Legal Proceedings"

        For the year ended December 31, 2003, our consolidated statement of operations included a charge in the amount of $3.6 million before tax, which increased the overall charge to $17.9 million for a class action, which alleged, among other things, improper classification of our claims adjusters. $14.3 million of the overall charge related to this class action was recorded in 2002. The $3.6 million increase in our estimate was due to new facts that emerged as we processed claims forms that were submitted as required by our settlement agreement. The total amount reflected our estimate of the ultimate costs associated with this action, which include expected class member payments, plaintiff attorney fees and other related expenses. As of December 8, 2003, all claimants had settled.

        Ratios.    Our combined ratio was 79.9% for the twelve months ended December 31, 2003, compared to 89.9% for 2002, an improvement of 10 points. The reduction in adverse development accounted for 7.0 points of the improvement; the remainder is the result of a slight improvement in current year loss experience compared to that of the prior year. Our combined ratio exclusive of the effect of adverse reserve development was 77.2% in 2003 compared to 80.3% in 2002, an improvement of 3.1 points.

        Income Taxes.    Income taxes for the year ended December 31, 2003 were $20.5 million, or 38% of income before income taxes. Our effective tax rate is 38% comprised of 35% Federal income taxes and 3% state income taxes.

Twelve Months Ended December 31, 2002 compared to Twelve Months Ended December 31, 2001

  Revenues

        Gross Premiums Written.    Gross premiums written for the year ended December 31, 2002 were $481.8 million, compared to $316.6 million for the year ended December 31, 2001, which represents an increase of 52.2%. The increase was primarily attributable to an increase in policies-in-force of 84,194 from 297,659 to 381,853, representing 28.3 points of the total increase, with the balance attributable to an increase in the average premium charged per policy. The remaining portion of the increase was attributable to recording a full twelve months of Reliant written premiums in 2002 compared to only nine months in 2001. We believe that there were improved automobile insurance market fundamentals in 2002 compared to 2001, which we attribute to competitors retrenching or exiting the 15 states in which we operated, while other competitors, seeking to improve their financial results, increased premium rates. At the same time, due to poor financial results suffered by certain insurance carriers in the non-standard automobile insurance industry, as well as in other lines of insurance, there was diminished reinsurance capacity for non-standard automobile risks. This reduction of reinsurance capacity forced additional pricing discipline. In addition to these marketplace changes, we increased our marketing efforts by hiring two additional product managers and two additional territory marketing managers.

        Net Premiums Written.    Net premiums written for the year ended December 31, 2002 were $236.3 million, compared to $133.3 million for the year ended December 31, 2001, a 77.3% increase. The increase was principally attributable to the growth in gross premiums written and our retention of a higher percentage of our gross premiums written.

        Net Premiums Earned.    Net premiums earned for the year ended December 31, 2002 were $241.0 million, compared to $158.6 million for the year ended December 31, 2001, an increase of 52.0%. The increase in net premiums earned was primarily attributable to the growth in gross premiums written noted above.

        Net Investment Income.    Net investment income, excluding realized gains and losses, for the years ending December 31, 2002 and 2001, was $6.4 million. The higher level of average invested assets was offset by a decline in the weighted average pre-tax equivalent yield earned on our fixed income portfolio. The pre-tax equivalent yield on our portfolio was 5.45% at December 31, 2002, compared to 6.05% at December 31, 2001.

        Policy Service Fee Revenues.    Policy service fee revenues were $47.3 million for the year ended December 31, 2002, compared to $36.1 million for the year ended December 31, 2001, an increase of 31.0%. The increase in policy service fee revenues was attributable to growth in policies-in-force, as fees are charged on a per policy basis.

  Costs and Expenses

        Losses and Loss Adjustment Expenses.    Losses and loss adjustment expenses increased to $200.5 million from $128.9 million, a 55.5% increase, for the year ended December 31, 2002, compared to the year ended December 31, 2001. Our loss ratio for the year ended December 31, 2002 was 68.9%, compared to 60.0% for the year ended December 31, 2001. The 2002 loss ratio included loss and loss adjustment expense reserve additions for prior accident years of $28.2 million, or 9.7 points, as compared to $17.3 million, or 8.1 points, for 2001. The 2001 loss ratio included 5.6 points of benefit from the outsourcing servicing fees relating to the run-off of the Reliant business. During 2002, we made significant improvements to our loss and loss adjustment expense reserve estimation process. These improvements included moving from an accident year analysis to an accident quarter analysis for all business. The accident quarter methodology provides us the ability to identify trends in the data faster and revise loss reserve estimates accordingly. In addition, we completed the conversion of all claims handling to CUDA, a powerful real-time, in-house claims system acquired with Reliant, which has positively impacted our claim reserving and settlement processes.

        Commissions and Other Underwriting Expenses.    Commissions and other underwriting expenses decreased to $42.1 million from $50.3 million, a 16.3% decrease, for the year ended December 31, 2002 compared to the year ended December 31, 2001. The decrease related to an increase in ceding commissions earned under our quota share reinsurance agreements due to an increase in ceded premiums. In addition, the expenses related to outsourcing service fees earned from managing the run-off of the Reliant business during 2001 decreased as a result of terminating the contract, with the exception of the Texas business.

        Other Operating and General Expenses.    Other operating and general expenses were $19.3 million for the year ended December 31, 2002, compared to $19.9 million for the year ended December 31, 2001. These expenses are primarily fixed, such as rent and utilities, and do not vary with premium volumes. The minor decrease is attributable to our successfully integrating the Reliant business and offsetting the increased cost of additions to our staff by eliminating redundant positions.

        Ratios.    Our combined ratio for the year ended December 31, 2002 was 90.0%, compared to 92.7% for the year ended December 31, 2001. As explained above, our loss ratio for the year ended December 31, 2002 increased to 68.9% from 60.0% for the year ended December 31, 2001. For the year ended December 31, 2002, our expense ratio decreased to 21.1%, compared to 32.7% for the year ended December 31, 2001, primarily due to an increase in ceding commission income and the non-recurrence of expenses incurred in 2001 related to managing the run-off of the Reliant business.

        Litigation Expense.    At December 31, 2002, our consolidated statement of operations reflected a charge in the amount of $14.3 million on a pre-tax basis related to a class action that alleged improper classification of our claims adjusters. This amount reflected our estimate of the ultimate costs associated with this action at that time, which included expected class member payments, plaintiff attorney fees and other related expenses. No charges related to litigation outside of the normal course of business were recorded for the year ended December 31, 2001.

        Interest Expense.    Interest expense for the year ended December 31, 2002 was $4.6 million, compared to $9.0 million for the year ended December 31, 2001. The decrease was the result of a decrease in average outstanding borrowings from $98.1 million to $81.1 million for the year ended December 31, 2002 compared to year ended December 31, 2001, in addition to a decrease in the applicable interest rate.

        Goodwill Amortization.    Goodwill amortization expense was zero in 2002, as a result of adopting SFAS No. 142, whereas goodwill was amortized prior to 2002 and was $2.7 million in 2001.

        Income Taxes.    Income taxes for the year ended December 31, 2002 were $5.3 million, an effective tax rate of 31.5% when measured as a percentage of income before income taxes, as compared to $3.8 million, or an effective tax rate of 35.2% for the same period in 2001. Our effective tax rate decreased in 2002 primarily as a result of a lower state tax paid due to the $14.3 million charge related to the aforementioned class action lawsuit.

Liquidity and Capital Resources

        We are organized as a holding company with all of our operations being conducted by our insurance subsidiaries, which underwrite the risks associated with our insurance policies, and our non-insurance subsidiaries, which provide our policyholders and our insurance subsidiaries a variety of services related to the insurance policies we provide. We have continuing cash needs for the payment of principal and interest on borrowings, dividends, taxes and administrative expenses. These ongoing obligations are funded with dividends from our non-insurance subsidiaries and taxes are paid by each subsidiary through an inter-company tax allocation agreement.

        In February 2004, an initial public offering of 17,250,000 shares of the Company's common stock was completed. The Company sold 6,250,000 shares providing net proceeds to the Company, after deducting issuance costs, of approximately $113.2 million. The Company contributed $110.0 million of the proceeds to its insurance subsidiaries, which increased their statutory surplus. The additional capital will permit the Company to reduce its reinsurance purchases and to retain more gross premiums written over time. The Company intends to use the remaining $3.2 million for general corporate purposes at the holding company level.

        In February 2004, the Company completed a refinancing of its secured credit facility. The new bank agreement ("Bank Agreement") consists of: (1) a $50 million Secured Revolving Credit Facility, which includes up to $15 million of letters of credit, (2) a $35 million Term A Loan and (3) a $40 million Term B Loan. The Company's interest rate on borrowings under the Bank Agreement is London Interbank Offered Rate (LIBOR) plus a margin (1.0% to 2.25%), which is determined based on the Company's consolidated total debt to consolidated total capitalization ratio. The Company also pays certain commitment fees. The Bank Agreement is secured by a pledge of stock of certain of its subsidiaries.

        There are no restrictions on the payment of dividends by our non-insurance subsidiaries other than customary state corporation laws regarding solvency. Dividends from our insurance subsidiaries are subject to restrictions relating to statutory surplus and earnings. See "Item 1. Business—Regulatory Matters." As of December 31, 2003, our insurance subsidiaries could pay dividends of $1.1 million without seeking regulatory approval. Our insurance subsidiaries have not paid any dividends since 1999, which has not impacted our ability to meet our obligations. In addition, we do not anticipate that our insurance subsidiaries will pay dividends in the foreseeable future because we wish to reduce our reinsurance purchases in order to retain more of the gross premiums written we generate and seek stronger financial strength ratings for our insurance subsidiaries, both of which require that the capital of our insurance subsidiaries be increased. Because our non-insurance subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, we expect to use those revenues to service all of our corporate financial obligations, such as debt service and stockholder dividends, if declared.

        Our insurance subsidiaries' primary sources of funds are premiums received, investment income and proceeds from the sale and redemption of investment securities. Our non-insurance subsidiaries' primary source of funds are policy service fee revenues. Our subsidiaries use funds to pay claims and operating expenses, make payments under the tax allocation agreement, purchase investments and pay dividends to us.

        Net cash provided by (used in) operating activities was $17.9 million, $42.9 million, $(1.3) million for the years ended December 31, 2003, 2002, and 2001, respectively. The general increase in cash flow generated from operations from 2001 to 2003 was due to improvement in the underlying business. The cash flow generated from operations was lower in 2003 compared to 2002 as a result of the increase in the quota share ceded percentage to 60% for 2003 from 50% for 2002, and the concomitant increase in the net cash paid to our reinsurers. The net amount paid to reinsurers increased to $89.3 million in 2003 from $29.0 million in 2002, which caused our 2003 cash flow from operations to decline compared to the prior year. In addition we paid $19.8 million in litigation costs in 2003 compared to $0.7 million in 2002.

        Net cash provided by (used in) investment activities amounted to $(21.3) million, $(30.7) million, and $11.4 million for the years ended December 31, 2003, 2002, and 2001, respectively, and was used principally to purchase fixed income securities. Property, plant and equipment additions were $6.7 million, $5.6 million, and $3.9 million, for the years ended December 31, 2003, 2002, and 2001. The decrease in cash (used in) investment activities in 2003 compared to 2002 was due to the reduction in cash flow from operations as noted above.

        Net cash provided by (used in) financing activities, principally debt repayments, was $0.3 million, $(15.1) million, and $(12.2) million for the years ended December 31, 2003, 2002 and 2001, respectively.

        For the year ended December 31, 2003, we paid $12.8 million in federal and state income taxes. We paid no federal income taxes during the years ended December 31, 2002 and 2001 as a result of a $32.1 million loss reported on our federal consolidated income tax return for the year ended December 31, 2000. The loss reported in 2000, as allowed under the Internal Revenue Code, was carried forward, applied against and completely offset our consolidated taxable income reported for the years 2001 and 2002.

        We believe that existing cash and investment balances, together with anticipated future cash flows generated from operations will be adequate to meet our future liquidity needs.

Contractual Obligations and Commitments

        The following table displays our contractual obligations by the years in which payments are due as of December 31, 2003.

	2004	2005	2006	2007	2008	2009 or Later	Total
	(in millions)
Long Term Debt Obligations	$—	$6.4	$32.9	$32.2	$—	$—	$71.5
Operating Leases	6.9	4.2	3.3	2.4	1.8	5.9	24.4

Total Contractual Obligations	$6.9	$10.6	$36.2	$34.6	$1.8	$5.9	$95.9

Pro-forma for the refinancing of the credit facilities which was completed in February, 2004, the schedule of contractual obligations appears as follows:

	2004	2005	2006	2007	2008	2009 or Later	Total
	(in millions)
Long Term Debt Obligations	$1.6	$3.5	$3.9	$3.9	$5.2	$56.9	$75.0
Operating Leases	6.9	4.2	3.3	2.4	1.8	5.9	24.4

Total Contractual Obligations	$8.5	$7.7	$7.2	$6.3	$7.0	$62.8	$99.4

Effects of Inflation

        We do not believe that inflation has had a material effect on our results of operations, except insofar as inflation may affect interest rates and claim costs. The effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. The actual effects of inflation on our results cannot be accurately known until claims are ultimately settled. In addition to general price inflation, we are exposed to a persisting long-term upwards trend in the cost of judicial awards for damages. We make every effort to take this into account in our pricing and establishing loss and loss adjustment expense reserves.

Off-Balance Sheet Transactions

        None.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We believe that we are principally exposed to two types of market risk: interest rate risk and credit risk.

Interest Rate Risk

        Investments.    Our investment portfolio consists primarily of debt securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities portfolio is interest rate risk, which we strive to limit by managing duration to a defined range of three to four years and laddering or utilizing an even distribution in the maturities of the securities we purchase to achieve our duration target. Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities held in our portfolio. The fair value of our fixed maturity portfolio is directly impacted by changes in market interest rates. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield and liquidity tailored to the anticipated cash outflow characteristics of our liabilities. The effective duration of the portfolio as of December 31, 2003 was 3.37 years. Should market interest rates increase 1.0%, our fixed income portfolio would be expected to decline in market value by $5.6 million, or 3.6%. Conversely, a 1.0% decline in interest rates would result in a $5.6 million, or 3.4%, appreciation in the market value of our fixed income portfolio. These market value changes are a result of the effective duration of the portfolio, as well as the slightly negative convexity of the portfolio.

        Credit Facility.    Our exposure to market risk for changes in interest rates also relates to the interest expense of variable rate debt under a bank credit agreement that we entered into on February 18, 2004. The credit agreement is a floating rate borrowing facility and the interest rate we pay increases or decreases with the changes in interest rates, specifically LIBOR. Based on our borrowings under the floating rate credit agreement at February 27, 2004, a 10% change in market interest rates would increase our annual net interest expense by approximately $82,000.

Credit Risk

        Investments.    An additional exposure to our debt securities portfolio is credit risk. We attempt to manage our credit risk through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines. Our investment guidelines include limitations on the minimum rating of debt securities in our investment portfolio, as well as restrictions on investments in debt securities of a single issuer. All of the debt securities in our portfolio were rated investment grade by the National Association of Insurance Commissioners, or the NAIC, and Standard & Poor's as of December 31, 2003.

        Reinsurance.    We are subject to credit risks with respect to our reinsurers. Although our reinsurers are liable to us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance agreements do not limit our ultimate obligations to pay claims to policyholders and we may not recover claims made to our reinsurers. Our reinsurers are rated from "A-" to "A++" by A.M. Best.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements together with the report of the independent auditors are set forth beginning on page F-1.

Item 9.    Changes in and Disagreements with Independent Accountants
on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based upon that evaluation and subject to the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

        In addition, there was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has affected materially, or is reasonably likely to affect materially, the Company's internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Set forth below are the names, ages as of March 10, 2004 and current positions of our executive officers and directors.

Name	Age	Position
James R. Fisher	48	Chief Executive Officer and Chairman of the Board
Jeffrey J. Dailey	46	President and Chief Operating Officer
Anne M. Bandi	46	Senior Vice President—Operations
George N. Christensen	57	Senior Vice President—Business Integration
Brian J. Dwyer	47	Senior Vice President—Product Research and Development
Craig E. Eisenacher	56	Senior Vice President—Corporate Finance
Nila J. Harrison	40	Senior Vice President—Human Resources
Simon J. Noonan	40	Senior Vice President—Actuarial/Product

George G. O'Brien	48	Senior Vice President—Chief Legal Officer
John L. Ondeck	44	Senior Vice President—Chief Information Officer
Alexis S. Oster	35	Senior Vice President—General Counsel
Robert D. Sadler	40	Senior Vice President—Marketing
James J. Sclafani, Jr.	44	Senior Vice President—Claims
Randy D. Sutton	42	Senior Vice President—Chief Financial Officer
Perry Golkin	50	Director
Todd A. Fisher	38	Director
Scott C. Nuttall	31	Director

        James R. Fisher.    Mr. Fisher has been our Chief Executive Officer and Chairman of our board of directors since September 2000 and has been a director of our company since July 1998. Mr. Fisher has been the Managing Member and majority owner of Fisher Capital Corp. L.L.C. since March 1997. From 1986 through March 1997, Mr. Fisher was a senior executive at American Re Corporation and served most recently as Senior Vice President and Chief Financial Officer of American Re-insurance Company and American Re Corporation, President of American Re Financial Products and President and Chief Executive Officer of American Re Asset Management. Before joining American Re, Mr. Fisher was a Senior Accountant at Peat, Marwick, Mitchell & Co., Chief Financial Officer of The Lawrence Corporation and Senior Manager/Director of Insurance Industry Services at Price Waterhouse. Mr. Fisher is also a member of the board of directors of Willis Group Holdings Limited, Alea Holdings US Company, and Alea Group Holdings (Bermuda) Ltd.

        Jeffrey J. Dailey.    Mr. Dailey has been our President since December 2003 and our Chief Operating Officer since April 2001. Mr. Dailey has 24 years of experience in the insurance industry. Prior to joining our company in 2001, Mr. Dailey was the Chief Executive Officer of Reliant Insurance. Prior to joining Reliant in 1996, Mr. Dailey spent 14 years with The Progressive Corporation, holding numerous executive positions culminating as President of Progressive's Northeast Division.

        Anne M. Bandi.    Ms. Bandi has been our Senior Vice President—Operations since April 2001. Ms. Bandi has 24 years of insurance operations experience. Prior to joining our company, Ms. Bandi had been the Senior Vice President of Operations at Reliant Insurance since February 1996. Prior to joining Reliant, Ms. Bandi spent 16 years with The Progressive Corporation in a variety of operations management positions.

        George N. Christensen.    Mr. Christensen has been our Senior Vice President—Business Integration since April 2001. Mr. Christensen joined our company in 1978 and has served in various roles since that time, including serving as our Chief Information Officer.

        Brian J. Dwyer.    Mr. Dwyer has been our Senior Vice President—Product Research and Development since August of 2003. Mr. Dwyer has 14 years of insurance industry experience. Prior to joining our company, Mr. Dwyer served in various management roles for The Progressive Corporation from 1989 through 2002, including Regional Marketing Manager and General Manager positions. Prior to joining The Progressive Corporation, Mr. Dwyer served as a senior manager with Ernst & Whinney.

        Craig E. Eisenacher.    Mr. Eisenacher has been our Senior Vice President—Corporate Finance since December 2003. Prior to joining our company, Mr. Eisenacher was a Managing Director with Century Capital Management, Inc., an investment management firm engaged in private equity investing with a focus on companies engaged in insurance and financial services. From 1996 through 1999, Mr. Eisenacher was Vice President of General Reinsurance Corp. Prior to 1996, Mr. Eisenacher held several senior management posts at insurance and reinsurance companies, including Treasurer and Controller of the CIGNA Property and Casualty Group, Vice President—Finance of American Re-Insurance Company and Senior Vice President and Chief Financial Officer of Prudential Reinsurance Company.

        Nila J. Harrison.    Ms. Harrison has been our Senior Vice President—Human Resources since April 2001. Ms. Harrison has 19 years of human resources experience. Prior to joining our company, Ms. Harrison was the Senior Vice President, Human Resources for Reliant. Prior to joining Reliant in April 1996, Ms. Harrison was in the retail industry, where she spent 12 years in human resources management positions with Fabri-Centers of America Inc. and Limited Brands Inc.

        Simon J. Noonan.    Mr. Noonan has been our Senior Vice President—Actuarial/Product since April 2002. Prior to joining our company in 2002, Mr. Noonan was the Chief Executive Officer of Metis Financial LLC, a consulting firm specializing in the property casualty insurance market, since November of 1997. Prior to joining Metis, Mr. Noonan served as a Senior Manager and Director in the insurance practice of KPMG from 1991 through 1997.

        George G. O'Brien.    Mr. O'Brien has been our Senior Vice President-Chief Legal Officer and Corporate Secretary since March 2004. Prior to joining our company, Mr. O'Brien had his own litigation practice since 1994. He began consulting with our company in March 2003. From 1988 until 1994, Mr. O'Brien was a partner with the law firm of Dechert Price & Rhoads, and from 1980 until 1988 he was an associate with that firm.

        John L. Ondeck.    Mr. Ondeck has been our Senior Vice President—Chief Information Officer since May 2002. Mr. Ondeck has over 12 years of information technology experience. Prior to joining our company in 2002, Mr. Ondeck was President of Armstrong and Lures, Inc., a software consulting firm from 2001 to 2002 and 1998 to 2000. Mr. Ondeck was a Vice President of Sales and Operations for Digital Day, a software development firm from 2000 to 2001. From 1990 through 1997, Mr. Ondeck held management positions at Oracle Corporation and Kraft General Foods.

        Alexis S. Oster.    Ms. Oster has been our Senior Vice President—General Counsel since April 2001. Ms. Oster has 11 years of experience in the insurance industry. Prior to joining our company in 2001, Ms. Oster served as General Counsel for Reliant. Prior to joining Reliant in 1996, Ms. Oster was corporate counsel of USF&G Insurance, with a primary focus on regulatory matters, company licensing and general corporate legal matters.

        Robert D. Sadler.    Mr. Sadler has been our Senior Vice President—Marketing since April 2001. Prior to joining our company in 2001, Mr. Sadler was the Chief Financial Officer for Reliant Insurance. Mr. Sadler was with Reliant Insurance from May 1996 through March 2001. Prior to joining Reliant, Mr. Sadler served as the Chief Financial Officer of Agency Insurance Company and as a manager for Ernst & Young in their insurance practice.

        James J. Sclafani, Jr.    Mr. Sclafani has been our Senior Vice President—Claims since January 2003. Prior to joining our company, Mr. Sclafani was Vice President and world-wide manager of liability claims for Enterprise Rent-A-Car. Prior to joining Enterprise in 1994, Mr. Sclafani was with the Progressive Corporation for 10 years holding various claim management positions.

        Randy D. Sutton.    Mr. Sutton has been our Senior Vice President—Chief Financial Officer since 1995 and has 18 years of insurance industry experience. Prior to joining our company, Mr. Sutton's primary experience was with Ernst & Young in their audit practice and their national insurance group.

        Perry Golkin.    Mr. Golkin has been a director of our company since our acquisition by KKR in 1998. Mr. Golkin has been a member of KKR & Co. L.L.C. since January 1, 1996. Mr. Golkin was a general partner of KKR from 1995 to January 1996. Prior to 1995, he was an executive of KKR. He is also a member of the board of directors of Alea Group Holdings (Bermuda) Ltd., PRIMEDIA, Inc., Rockwood Specialties, Inc., Walter Industries, Inc. and Willis Group Holdings Limited.

        Todd A. Fisher.    Mr. Fisher has been a director of our company since our acquisition by KKR in 1998. Mr. Fisher has been a member of KKR & Co. L.L.C. since January 1, 2001. Mr. Fisher was an executive of KKR from June 1993 to December 31, 2000. Mr. Fisher was an associate at Goldman Sachs & Co. from July 1992 to June 1993. He is also a member of the board of directors of Accuride Corporation, Alea Group Holdings (Bermuda) Ltd., Rockwood Specialties, Inc. and Willis Group Holdings Limited.

        Scott C. Nuttall.    Mr. Nuttall has been a director of our company since August 2000. Mr. Nuttall has been an executive of KKR since November 1996. Mr. Nuttall was an executive at The Blackstone Group from January 1995 to November 1996. He is also a member of the board of directors of Alea Group Holdings (Bermuda) Ltd., Amphenol Corporation, KinderCare Learning Centers, Walter Industries, Inc. and Willis Group Holdings Limited.

Board of Directors

        Our board of directors currently consists of four directors. We are in the process of selecting independent directors, and we expect to appoint six independent members to our board of directors. Following these appointments we expect to have a majority of independent directors.

Audit Committee

        The Company consummated the initial public offering of its common stock on February 12, 2004. We are in the process of selecting new, independent directors, three of whom will be appointed to serve on the board's Audit Committee. Each of the directors who will be appointed to the Audit Committee will be "independent" under the applicable rules and regulations promulgated by the Securities and Exchange Commission and the listing requirements of the New York Stock Exchange. In addition, we expect that one of these members will qualify as an "audit committee financial expert" as defined by the rules and regulations promulgated by the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

        The Company consummated the initial public offering of its common stock on February 12, 2004. As such, for the fiscal year ended December 31, 2003, none of the Company's directors, executive officers and holders of more than 10% of our common stock were required to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Conduct

        The Company consummated its initial public offering of its common stock on February 12, 2004. The board currently consists of four directors and the Company expects to appoint six new, independent directors shortly. Following such appointments to the Board of Directors, the Company expects to adopt a Code of Conduct that satisfies the applicable rules and regulations of the Securities and Exchange Commission and the listing standards of the New York Stock Exchange, which for the Company would apply on October 31, 2004.

Item 11.    Executive Compensation

        The following table sets forth information with respect to compensation earned by our chief executive officer and our four most highly compensated executive officers for the fiscal years ended December 31, 2003 and 2002.

Summary Compensation Table

		Annual Compensation					Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)		All Other Annual Compensation		Securities Underlying Options (#)
James R. Fisher(1)	2003	—	—		$25,000	(1)	—(1)
Chairman, Chief Executive Officer and Director	2002	—	—		25,000	(1)	—(1)
Jeffrey J. Dailey	2003	$385,385	$232,500		—
President and Chief Operating Officer	2002	375,000	187,500		—		8,149
James J. Sclafani, Jr.(3)	2003	266,538	284,353	(2)	32,966	(4)
Senior Vice President—Claims	2002	—	—
Simon J. Noonan	2003	260,096	112,500		30,192	(4)
Senior Vice President—Actuarial/Product	2002	163,461	145,000		34,284	(4)	3,260
Donald M. Simon(5)	2003	255,000	100,000		—
Senior Vice President—Legal	2002	254,469	200,000		—

(1)
For the years ended December 31, 2003 and December 31, 2002, James R. Fisher was not a direct employee of our company. All compensation due to Mr. Fisher, in his role as our Chief Executive Officer, was paid to Fisher Capital Corp. LLC. Mr. Fisher is the managing member and majority owner of Fisher Capital, and receives 86.5% of all compensation we pay to Fisher Capital for his services as our Chief Executive Officer and the additional services Fisher Capital provides. For the years ended December 31, 2003 and December 31, 2002, the fee paid to Fisher Capital as compensation for Mr. Fisher's serving as our Chief Executive Officer was $700,000. In addition, for the years ended December 31, 2003 and December 31, 2002, Fisher Capital was granted 221,646 options and 130,380 options, respectively, at an exercise price of $3.83 per option share, which options Mr. Fisher may be deemed to beneficially own. Mr. Fisher also received, directly, a $25,000 annual fee for serving on our board of directors. Effective January 1, 2004, Mr. Fisher entered into an employment agreement with us. This employment agreement made him a direct employee of our company and his compensation will be paid directly to him. Mr. Fisher is no longer eligible to receive the $25,000 annual fee for serving on our board of directors.

(2)
In addition to the annual bonus for 2003, Mr. Sclafani received a sign-on bonus of $205,603 in 2003.

(3)
Mr. Sclafani began his employment with our Company on January 2, 2003.

(4)
Consists of relocation expenses.

(5)
Mr. Simon resigned from the Company effective March 5, 2004.

Option Grants

        The following table sets forth the options to purchase shares of our common stock granted to each of our executive officers listed on the Summary Compensation Table during the year ended December 31, 2003.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)	Percentage of Total Options Granted To Employees In Fiscal Year	Exercise of Base Price ($/per share)	Expiration Date	Grant Date Present Value ($)(2)
James R. Fisher(1)	—	—	—	—	—
Jeffrey J. Dailey	8,149	3.1%	$7.67	May 1, 2013	$3,613
James J. Sclafani, Jr.	84,747	32.3	3.83	January 1, 2013	40,786
Simon J. Noonan	3,260	1.2	7.67	May 1, 2013	1,445
Donald M. Simon(3)	—	—	—	—	—

(1)
For the year ended December 31, 2003, James R. Fisher was not a direct employee of our company. However, Mr. Fisher is the managing member and majority owner of Fisher Capital, and receives 86.5% of all compensation we pay to Fisher Capital for his services as our Chief Executive Officer and the additional services Fisher Capital provides. For the year ended December 31, 2003, Fisher Capital was granted 221,646 options at an exercise price of $3.83 per option share. Fisher Capital's options granted in the year ended December 31, 2003 are not included for purposes of the calculation of the percent of total options granted to our employees, although Mr. Fisher may be deemed to beneficially own those option shares. Effective January 1, 2004, Mr. Fisher entered into an employment agreement with us. This employment agreement made him a direct employee of our company and his options will be granted directly to him.

(2)
These values were determined based on the Black-Scholes option pricing model. Calculation of the Grant Date Present Value was based on the following assumptions: price volatility of 0%; a dividend yield of 0%; a risk-free rate of return of 2.7% for those options granted on January 1, 2003 and 3.0% for those options granted on May 1, 2003; and exercise of the options five years after their grant for those options granted on January, 1, 2003 and two years after their grant for those options granted on May 1, 2003.

(3)
Mr. Simon resigned from the Company effective March 5, 2004.

        Effective January 1, 2002, members of our management team and other managers receive 25% of their annual bonus award in grants of options to purchase shares of our common stock under our 1998 Stock Option Plan for Management and Key Employees of Bristol West Holdings, Inc. and Subsidiaries. In the future, these grants will be under our 2004 Stock Incentive Plan for Bristol West Holdings, Inc. and Subsidiaries. The exercise price of the most recently granted options in 2003 was $15.34 per option share. See "—1998 Stock Option Plan" and "—2004 Stock Incentive Plan."

        The following table sets forth the number and value of securities underlying unexercised options held by each of our executive officers listed on the Summary Compensation Table as of December 31, 2003. None of our executive officers exercised any options in fiscal year 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at Fiscal Year-End #		Value of Unercised In-The-Money Options at Fiscal Year-End(2) ($)
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
James R. Fisher(1)	—	—	—	—	—	—
Jeffrey J. Dailey	—	—	114,083	174,383	$1,844,150	$2,787,665
James J. Sclafani, Jr.	—	—	—	84,747	—	1,369,940
Simon J. Noonan	—	—	46,285	49,544	748,198	788,388
Donald M. Simon(3)	—	—	851,381	3,911	13,762,622	63,222

(1)
For the year ended December 31, 2003, James R. Fisher was not a direct employee of our company. However, Mr. Fisher is the managing member and majority owner of Fisher Capital, and receives 86.5% of all compensation we pay to Fisher Capital for his services as our Chief Executive Officer and the additional services Fisher Capital provides. As of December 31, 2003, Fisher Capital held 873,546 options all of which were exercisable at that time. The value of Fisher Capital's unexercised in-the-money options as of December 31, 2003 was $14,120,920. Mr. Fisher may be deemed to beneficially own all option shares held by Fisher Capital. Effective January 1, 2004, Mr. Fisher entered into an employment agreement with us. This employment agreement made him a direct employee of our company and his options will be granted directly to him.

(2)
Calculated using $20.00 per share (the initial public offering price of the Company's common stock on February 12, 2004).

(3)
Mr. Simon resigned from the Company effective March 5, 2004.

Director Compensation

        Currently, we do not pay any compensation to our employee directors. Non-employee directors each receive an annual retainer of $25,000 per year.

        It is anticipated that upon electing our new directors to our board, each director who is also our employee will not receive any compensation for serving as a director, and each director who is not our employee will receive an annual retainer of $40,000 per year, and the chairman of the audit committee will receive an additional $40,000 annual retainer and members of the audit committee will receive an additional $7,500 annual retainer. We also expect to reimburse each non-employee director for reasonable travel expenses incurred in connection with their services as directors.

Employment Agreement

        Effective as of January 1, 2004, James R. Fisher entered into an employment agreement with us. Under this agreement, Mr. Fisher will serve as our Chief Executive Officer for an initial term expiring on June 30, 2005. This term will be automatically extended for additional one year periods beginning thereafter unless terminated by either party. In connection with entering into this agreement, Mr. Fisher received a one-time signing bonus equal to $175,000. While employed under this agreement, Mr. Fisher will receive an annual base salary of $700,000 and will be eligible to receive an annual bonus in an amount, and based on the achievement of annual performance targets, as recommended by our compensation committee. If we terminate Mr. Fisher's employment without cause (as defined in the agreement), Mr. Fisher will be entitled to receive, for the remainder of the applicable term of his employment, his base salary.

        While Mr. Fisher is subject to a non-competition provision under this agreement, which requires him to fulfill his duties and responsibilities to our company, he will be permitted to provide services to

KKR and its affiliates and manage and direct his personal investments without limitation. KKR and its affiliates are not subject to any non-competition agreements with us. In addition, Mr. Fisher will be permitted to engage in certain investment and advisory activities related to his position with Fisher Capital.

1998 Stock Option Plan

        General.    We have adopted the 1998 Stock Option Plan for Management and Key Employees of Bristol West Holdings, Inc. and Subsidiaries (the "Option Plan"), which provides for the grant of options to purchase shares of our common stock, which are not "incentive stock options" (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended). Pursuant to the Option Plan, we have granted options to our management and key employees that vest and become exercisable over the passage of time, assuming the individual continues to be employed by us. 2,607,600 shares are authorized for issuance under our Option Plan. As of January 27, 2004, 2,501,096 options were outstanding under our Option Plan.

        Exercise Price.    The Option Plan permits us to grant options having an exercise price per share that is less than the fair market value of the stock underlying the option on the date of grant.

        Vesting of Options.    Other than options granted in connection with annual bonus awards, options granted under our Option Plan generally become exercisable by the holder of the option in installments over a five-year period: 20% of the stock subject to the option becomes exercisable on each of the first five anniversaries of the grant date of the particular option. Options granted in connection with annual bonus awards generally become exercisable by the holder of the option in installments over a two-year period: 50% of the stock subject to the option becomes exercisable on each of the first two anniversaries of the grant date of the particular option. Once vested, so long as the holder of the options remain employed by us, the option will remain exercisable for up to ten years from the date the option was granted. Upon certain terminations of employment of the holder, the option will also remain exercisable for specified periods of time, as stated in the applicable form of option agreement.

        Effect of Change in Control of Our Company.    In addition, upon the occurrence of a change in control of our company, as defined in the option agreements, under substantially all of the outstanding option award agreements, the exercisability of the options will automatically accelerate with respect to 100% of the shares of our common stock subject to the options.

        Effect of Corporate Change of Our Company.    Under the Option Plan, in the event of a stock split, spin-off, stock dividend, stock combination or reclassification, recapitalization or merger, change of control or other similar event or corporate change, our board of directors is required to appropriately adjust the number of shares subject to the Option Plan and each outstanding option grant and the various terms of those grants, including the exercise prices of such grants.

        Miscellaneous.    Our board of directors administers the Option Plan. The Option Plan will be administered by the Compensation Committee of our board of directors. The options are only transferable by will or pursuant to applicable laws of descent and distribution upon the death of the holder.

        Amendment and Termination of the Option Plan.    Our board of directors has the power to amend the Option Plan and any outstanding option grants, so long as the amendment does not modify the outstanding option grants in a manner that is adverse to the holder of the option, without the holder's consent. Unless earlier terminated by our board of directors, the Option Plan will expire ten years after its adoption. That termination will not affect the validity of any option grant outstanding on the date of the termination of the Option Plan.

2004 Stock Incentive Plan

        General.    We have adopted the 2004 Stock Incentive Plan for Bristol West Holdings, Inc. and Subsidiaries (the "Stock Incentive Plan"), which provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees, directors and consultants. A maximum of 3,000,000 shares of our common stock may be subject to awards under the Stock Incentive Plan. The following is a summary of the terms of the Stock Incentive Plan.

        Options.    Each option granted must have an exercise price that is at least equal to the fair market value of the stock underlying the option on the date of the grant.

        Stock Appreciation Rights.    The Compensation Committee of our board of directors may grant stock appreciation rights independent of, or in connection with, an option grant. The exercise price per share of a stock appreciation right shall be an amount determined by the Compensation Committee of our board of directors.

        Other Stock-Based Awards.    The Compensation Committee of our board of directors may grant awards of restricted stock units, rights to purchase stock, restricted stock and other awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, shares of common stock. These other stock-based awards will be subject to the terms and conditions established by the Compensation Committee of our board of directors.

        Effect of Change in Control of our Company.    In the event of a change of control of our company, as defined in the Stock Incentive Plan, our board of directors may (1) accelerate, vest or cause the restrictions to lapse with respect to all or any portion of an award, (2) cancel awards and pay the holders of such awards an amount equal to the fair market value of the shares underlying the awards (less, if applicable, the exercise price, if such award is an option or stock appreciation right) or (3) provide for the issuance of substitute awards that will substantially preserve the otherwise applicable terms of any awards previously granted under the Stock Incentive Plan.

        Effect of Corporate Change of Our Company.    Under the Stock Incentive Plan, in the event of a stock split, spin-off, stock dividend, stock combination or reclassification, recapitalization or merger, change of control or other similar event or corporate change, the Compensation Committee of our board of directors may adjust the number of shares subject to the Stock Incentive Plan and each outstanding award and the various terms of those awards, including the exercise price and any other affected terms of any award.

        Miscellaneous.    The Stock Incentive Plan will be administered by the Compensation Committee of our board of directors. Awards granted under the Stock Incentive Plan are only transferable by will or pursuant to applicable laws of descent and distribution upon the death of the holder.

        Amendment and Termination.    Our board of directors has the power to amend or discontinue the Stock Incentive Plan at any time, but no amendment or discontinuation shall be made (1) without the approval of our stockholders, if such action would (except as otherwise provided in the Stock Option Plan) increase the total number of shares available for issuance under the Stock Incentive Plan, increase the maximum number of shares of restricted stock or other stock-based awards that may be awarded under the Stock Incentive Plan, or increase the maximum number of shares for which awards may be granted to any participant, (2) without the consent of a participant, if such action would diminish any of the rights of the participant under any existing award, or (3) that would be prohibited by applicable law or otherwise require approval of our stockholders.

Compensation Committee Interlocks and Insider Participation

        The compensation levels of our executive officers are currently determined by our Chief Executive Officer, our President and/or our board of directors. The Company consummated the initial public offering of its common stock on February 12, 2004. We are in the process of selecting new, independent directors, three of whom will be appointed to serve on the board's Compensation Committee. None of our executive officers has served as a director or member of the compensation committee, or other committee serving an equivalent function, of any entity which has an executive officer who serves as or is expected to serve as a member of our compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL STOCKHOLDERS

        The following table sets forth certain information regarding the beneficial ownership of our common stock by:

  •
  each person that beneficially owns more than 5% of the outstanding shares of our common stock;

  •
  each director and executive officer; and

  •
  all of our directors and executive officers as a group.

        Except as stated below, each holder listed below has sole investment and voting power with respect to the shares of common stock beneficially owned by the holder.

	Beneficial Ownership of Stockholders
Name and Address of Beneficial Owner
	Number	Percentage
Bristol West Associates LLC(1)	12,257,368	39.70%
Perry Golkin(1)	12,257,368	39.70
Todd A. Fisher(1)	12,257,368	39.70
James R. Fisher(2)	988,736	3.11
Fisher Capital Corp. LLC(2)	938,736	2.96
Jeffrey J. Dailey(3)	233,339	0.75
Randy D. Sutton(4)	114,653	*
Simon J. Noonan(5)	113,757	*
George N. Christensen(6)	73,013	*
Robert D. Sadler(7)	63,682	*
Alexis S. Oster(8)	60,953	*
Nila J. Harrison(9)	59,345	*
Anne Bandi(10)	54,026	*
John L. Ondeck(11)	38,853	*
James J. Sclafani, Jr.(12)	33,899	*
George G. O'Brien(13)	22,557	*
Brian J. Dwyer	9,779	*
Craig Eisenacher	2,500	*
Scott C. Nuttall	—	*
All directors and executive officers as a group (17 people)(14)	14,123,460	43.55

*
Less than 1%.

(1)
KKR 1996 GP, L.L.C. is the general partner of KKR Associates 1996 L.P., which is the general partner of KKR 1996 Fund L.P., which is the managing member of Bristol West Associates LLC, which owns approximately 36.53% of our common stock (including options that are currently exercisable or exercisable within 60 days). Messrs. Henry R. Kravis, George R. Roberts, Paul E. Raether, Michael W. Michelson, James H. Greene, Jr., Edward A. Gilhuly, Perry Golkin, Scott M. Stuart, Johannes P. Huth, Alex Navab and Todd A. Fisher, as members of KKR 1996 GP, L.L.C., may be deemed to share beneficial ownership of any shares beneficially owned by KKR 1996 GP, L.L.C., but disclaim such beneficial ownership. The address of Bristol West Associates LLC and the address of each individual listed in this footnote is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, New York, 10019.

(2)
James R. Fisher, our Chief Executive Officer and Chairman of our board of directors, is the managing member and majority owner of Fisher Capital Corp. LLC. As such, Mr. Fisher may be deemed to be the beneficial owner of currently exercisable options to purchase 873,546 shares and 65,190 shares of our common stock that are held by Fisher Capital, but disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein. Mr. Fisher also has an interest in, but does not beneficially own, 26,076 shares of our common stock as an investor through a KKR affiliate. The address of Mr. Fisher and Fisher Capital is 8 Clarke Drive, Cranbury, New Jersey 08512.

(3)
Includes 180,087 options that are currently exercisable or exercisable within 60 days.

(4)
Includes 101,615 options that are currently exercisable or exercisable within 60 days.

(5)
Includes 94,200 options that are currently exercisable or exercisable within 60 days.

(6)
Includes 61,279 options that are currently exercisable or exercisable within 60 days.

(7)
Includes 50,644 options that are currently exercisable or exercisable within 60 days.

(8)
Includes 47,915 options that are currently exercisable or exercisable within 60 days.

(9)
Includes 45,307 options that are currently exercisable or exercisable within 60 days.

(10)
Includes 40,988 options that are currently exercisable or exercisable within 60 days.

(11)
Includes 28,423 options that are currently exercisable or exercisable within 60 days.

(12)
Includes 16,949 options that are currently exercisable or exercisable within 60 days.

(13)
Includes 19,577 options that are currently exercisable or exercisable within 60 days.

(14)
Includes 1,560,510 options that are currently exercisable or exercisable within 60 days (including 117,929 currently exercisable options for which Mr. J. Fisher disclaims beneficial ownership), 12,257,368 shares for which Messrs. Golkin and T. Fisher disclaim beneficial ownership and 8,801 shares for which Mr. J. Fisher disclaims beneficial ownership.

        The following table summarizes our equity compensation plan information as of March 19, 2004:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders	2,094,393	$4.27	3,483,657
Equity compensation plans not approved by security holders	—	—	—
Total	2,094,393	$4.27	3,483,657

Item 13.    Certain Relationships and Related Transactions

Consulting Services Fees

        Effective July 9, 1998, we entered into a contract with Fisher Capital Corp. LLC to provide us management, consulting and certain other services in exchange for consideration in the amount of an annual fee of $250,000 plus reimbursement for all reasonable expenses incurred. In September 2000, Mr. Fisher, who is the managing member of Fisher Capital, was appointed Chairman of our board of directors and Chief Executive Officer of our company. In consideration for the amount of time and effort required to officially assume his role as our Chief Executive Officer, Fisher Capital's annual fee was increased from $250,000 to $600,000 for the year 2000. Effective January 1, 2002, the annual fee paid to Fisher Capital was increased to $700,000. In further consideration for Mr. Fisher's serving as our Chief Executive Officer, in September 2000, Fisher Capital was granted 130,380 options to purchase common shares in our company at a cost of $3.83 per option share. For the period from January 1, 2001 through December 31, 2003, Fisher Capital was also granted 32,595 options on a quarterly basis at a cost of $3.83 per option share for consideration of Mr. Fisher's role as our Chief Executive Officer of our company. Effective October 1, 2003, the quarterly program of granting Fisher Capital options was terminated and Fisher Capital was granted a final option grant of 123,861 options at a cost of $3.83 per option share, which included Fisher Capital's regular 32,595 quarterly option grant plus an additional 91,266 options at a cost of $3.83 per option share. Prior to January 1, 2004, Mr. Fisher was not a direct employee of ours and his sole direct compensation from us was the $25,000 annual fee for serving on our board of directors. However, Mr. Fisher received 86.5% of all amounts we paid to Fisher Capital. Effective January 1, 2004, Mr. Fisher entered into an employment agreement with us, whereby Mr. Fisher became a direct employee of our company. At that time, the annual fee paid to Fisher Capital was reduced to $95,000 for continued consulting services, but Mr. Fisher will not receive any portion of those fees.

        Since July 9, 1998, in consideration for management, consulting and certain other services provided to us, KKR is paid an annual fee of $500,000 plus reimbursement for all reasonable expenses incurred.

Registration Rights

        In connection with our acquisition by KKR, we entered into a registration rights agreement with Bristol West Associates, LLC. Under the registration rights agreement, Bristol West Associates and certain of its transferees, subject to a number of conditions and limitations, may require us to file a registration statement under the Securities Act to register the sale of shares of our common stock held by them. We are responsible for expenses for the first ten registrations required by Bristol West Associates or its transferees. The registration rights agreement also provides, subject to a number of conditions and limitations, that Bristol West Associates and certain of its transferees have "piggyback"

registration rights in connection with registered offerings of our common stock that we initiate. In those circumstances, we will be required to pay all registration expenses. If we at any time grant to any other holders of our common stock any rights to request us to effect the registration under the Securities Act of common stock on terms more favorable than the terms under the registration rights agreement, Bristol West Associates will be granted the same rights. In connection with our initial public offering on February 12, 2004, Bristol West Associates has agreed not to exercise its registration rights with respect to shares that were not included in the initial public offering without the prior written consent of both Credit Suisse First Boston LLC and Bear, Stearns & Co. Inc. prior to August 10, 2004.

Stockholder Agreements and Sale Participation Agreements

        Members of our management team and a number of our employees have purchased or were granted shares of our common stock and options to purchase our common stock under our Option Plan. In addition, Fisher Capital was granted options to purchase our common stock as described above under "—Consulting Services Fees."

        In connection with these purchases and grants, we have entered into stockholder agreements with members of our management team, a number of our employees and Fisher Capital, which impose restrictions on their ability to transfer shares of our common stock prior to the fifth anniversary of the date on which the shares were originally acquired. These transfer restrictions have been waived with respect to each stockholder on a pro rata basis relative to the percentage of shares Bristol West Associates sold in our initial public offering. Until the later of (1) the fifth anniversary of the date on which the common shares were originally purchased and (2) the first public offering of our stock held by Bristol West Associates or its affiliates (which condition was satisfied by our initial public offering) or a public offering resulting in an active trading market in 40% or more of our common shares, these employees and Fisher Capital are entitled to "piggyback" registration rights under the registration rights agreement described above. They are permitted to participate in a registered offering on pro rata basis relative to the percentage of shares Bristol West Associates registers. However, the managing underwriter participating in an offering has the right to limit the number of shares included in such registration.

        In addition, members of our management team, a number of our employees and Fisher Capital have entered into sale participation agreements with Bristol West Associates and its affiliates, which provide that if Bristol West Associates sells shares of our common stock other than in a qualified public offering, they have a right to participate in that sale.

        In addition, certain unrelated parties have acquired shares of our common stock or the right to purchase our common stock, and have entered into agreements granting them rights similar to those described above.

OneShield

        We entered into a services agreement, dated July 24, 2002, with Firemark Partners LLC, a service company created by one of the founders of OneShield Inc., the developer of our OneStep software. Pursuant to the agreement, in exchange for providing development and implementation assistance to us with respect to OneStep, Firemark Partners was granted options to purchase 521,520 shares of our common stock at a price of $3.83 per share. Twenty-five percent of these options vested in the first year of the services agreement and the remaining 75% of these options vest based upon delivery of the system and future specified improvements in our underwriting expense ratio, as measured against our underwriting expense ratio for the four quarters prior to the effective date of the services agreement. As consideration for OneShield being chosen as the subcontractor in this services agreement, we were granted warrants to purchase OneShield common stock equal to 2% of the then fully diluted capital stock of OneShield. In addition, we purchased 6.4 million shares of the common stock of OneShield, bringing our total ownership, including the warrants, to 6.7% on a fully diluted basis as of December 31, 2003. Certain members and employees of KKR, Fisher Capital and James R. Fisher, also have interests in OneShield, through Aurora Investments LLC, of 14.7%, 0.7%, and 0.1%, respectively as of December 31, 2003. In addition, Mr. Fisher has been granted vested rights to purchase common stock equal to 0.02% of the fully diluted capital of OneShield in connection with his role on its strategic advisory board. Jeffrey J. Dailey, our President and Chief Operating Officer, was added to the Board of Directors of OneShield on November 25, 2003.

Alea

        KKR owns approximately 39.4% of Alea Group Holdings (Bermuda) Ltd., which is a public company traded on the London Stock Exchange. James R. Fisher, our Chief Executive Officer and the Chairman of our board of directors, and Messrs. Golkin, T. Fisher and Nuttall are also directors of Alea Group Holdings (Bermuda) Ltd., the parent company of Alea. We entered into a three-year Discretionary Quota Share Reinsurance Agreement with Alea, effective January 1, 2002. The terms and conditions of our reinsurance contract with Alea were established on an arm's length basis by an unrelated lead reinsurer, National Union. The other two reinsurers under our Discretionary Quota Share Reinsurance Agreements are unrelated to any of us, Alea, KKR or Mr. Fisher.

Willis Group Holdings Limited

        KKR owned approximately 7.5% as of March 1, 2004 on a fully diluted basis of Willis Group Holdings Limited, which is a public company traded on the New York Stock Exchange. James R. Fisher, our Chief Executive Officer and the Chairman of our board of directors, and Messrs. Golkin, T. Fisher and Nuttall are also directors of Willis. Willis acts as a broker in placing our health insurance and general corporate insurance coverages. Our arrangement with Willis is in the ordinary course of our business and is on an arm's length basis. Willis earns compensation in the form of brokerage fees from the insurance carriers who provide our insurance coverage.

Loans to Officers

        In connection with the purchases and grants of stock options under our Option Plan, certain executive officers and employees were granted five-year loans to fund their purchases. Any loans to our executive officers that had outstanding balances as of January 23, 2004 were issued prior to July 2002 and are not subject to the requirements of the Sarbanes-Oxley Act of 2002. The interest rates on each loan is fixed at a prime rate plus 1% at the time of issuing the loan. The maturity of these loans will accelerate upon the occurrence of specified events, including termination of employment or disposition of the stock.

        The following table indicates the amounts due under loans to our executive officers with aggregate indebtedness in excess of $60,000 since the beginning of the year ended December 31, 2003.

Name	Largest Aggregate Amount of Indebtedness Since the Beginning of the Fiscal Year Ended December 31, 2003	Outstanding Indebtedness at March 19, 2004
Jeffrey J. Dailey	$68,462	$0
Simon J. Noonan	71,538	53,654
James J. Sclafani, Jr.	65,000	0

Item 14.    Principal Accountant Fees and Services

        Aggregate fees billed to the Company for the fiscal years ended December 31, 2003 and 2002 by the Company's principal accounting firm, Deloitte & Touche LLP were as follows:

	2003	2002
	(in thousands)
Audit fees	$933	$460
Audit related fees(1)	37	35
Tax fees(2)	101	396
All other fees	—	—

Total fees	$1,071	$891

(1)
Audit related fees represent fees for employee benefit plan audits.

(2)
Tax fees represent fees for tax compliance, tax consulting and tax planning.

        The above fees were not subject to audit committee pre-approval as the Company was not public during any of fiscal year 2003 or 2002.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as a part of this report:

1.
Financial Statements:

    The Consolidated Financial Statements for the year ended December 31, 2003 commence on page F-1.

  2.
  Financial Statement Schedules:

Title

      Independent Auditors' Report on Financial Statement Schedules
      Schedule I—Summary of Investments—Other than Investments in Affiliates
      Schedule II—Condensed Financial Information of Registrant
      Schedule III—Supplementary Insurance Information
      Schedule IV—Reinsurance
      Schedule VI—Supplementary Information Concerning Property and Casualty Operations

      The Financial Statement Schedules commence on page S-1.

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes thereto.

  3.
  Exhibits

Exhibit Number	Description of Document
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
3.2	Form of Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
4.2
Registration Rights Agreement, dated as of July 10, 1998, between the Registrant and Bristol West Associates LLC (incorporated by reference to Exhibit 4.2 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
4.3
Shareholder Subscription Agreement, dated as of July 9, 1998, between the Registrant and Fisher Capital Corp. LLC (incorporated by reference to Exhibit 4.3 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
4.4
Sale Participation Agreement, dated as of July 9, 1998, among KKR Partners II, L.P., KKR 1996 Fund L.P., Bristol West Associates LLC and Fisher Capital Corp. LLC (incorporated by reference to Exhibit 4.4 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
4.5	Form of Stockholder Agreement for Senior Management (incorporated by reference to Exhibit 4.5 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
4.6	Form of Stockholder Agreement for Employees (incorporated by reference to Exhibit 4.6 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
4.7	Form of Sale Participation Agreement (incorporated by reference to Exhibit 4.7 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.1
Aggregate Excess of Loss Reinsurance Agreement, effective January 1, 2001, among Coast National Insurance Company, Security National Insurance Company and Inter-Ocean Reinsurance (Ireland) Limited (incorporated by reference to Exhibit 10.1 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.2
Quota Share Reinsurance Agreement, effective January 1, 2002, among Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company, Bristol West Casualty Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA (incorporated by reference to Exhibit 10.2 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.3
Addendum I to Quota Share Reinsurance Agreement, between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company and Bristol West Casualty Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA (incorporated by reference to Exhibit 10.3 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)

10.4
Addendum II to Quota Share Reinsurance Agreement between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company and Bristol West Casualty Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA (incorporated by reference to Exhibit 10.4 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.5
Quota Share Reinsurance Agreement, effective January 1, 2002, among Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company, Bristol West Casualty Insurance Company and Alea London, Ltd. (incorporated by reference to Exhibit 10.5 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.6
Addendum I to Quota Share Reinsurance Agreement between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company and Bristol West Casualty Insurance Company and Alea London, Ltd. (incorporated by reference to Exhibit 10.6 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.5
Quota Share Reinsurance Agreement, effective January 1, 2002, between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company, Bristol West Casualty Insurance Company and Chubb Atlantic Reinsurance Specialists Ltd. (incorporated by reference to Exhibit 10.5 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.6
Addendum I to Quota Share Reinsurance Agreement between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company and Bristol West Casualty Insurance Company and Chubb Atlantic Reinsurance Specialists Ltd. (incorporated by reference to Exhibit 10.6 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.7
Quota Share Reinsurance Agreement, effective January 1, 2002, between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company, Bristol West Casualty Insurance Company and Chubb Atlantic Reinsurance Specialists Ltd. (incorporated by reference to Exhibit 10.7 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.8
Addendum I to Quota Share Reinsurance Agreement between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company and Bristol West Casualty Insurance Company and Chubb Atlantic Reinsurance Specialists Ltd. (incorporated by reference to Exhibit 10.8 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.9
Addendum II to Quota Share Reinsurance Agreement between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company and Bristol West Casualty Insurance Company and Chubb Atlantic Reinsurance Specialists Ltd. (incorporated by reference to Exhibit 10.9 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.10
Credit Agreement dated February 18, 2004 among the Registrant, the Lenders, Credit Suisse First Boston, Administrative Agent, ING Capital LLC, Syndication Agent, Bear Stearns Corporate Lending Inc. and UBS Securities LLC as Co-Documentation Agents.
10.11	Form of California Broker's Agreement (incorporated by reference to Exhibit 10.12 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)

10.12
Letter Agreement, dated as of July 9, 1998, between the Registrant and Fisher Capital Corp. LLC (incorporated by reference to Exhibit 10.13 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.13
Amendatory Agreement to Letter Agreement between the Registrant and Fisher Capital Corp. LLC, dated as of December 18, 2000 (incorporated by reference to Exhibit 10.14 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.14
Amendatory Agreement to Letter Agreement between the Registrant and Fisher Capital Corp. LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.15 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.15
Stock Option Plan for the Management and Key Employees of the Registrant and Subsidiaries (incorporated by reference to Exhibit 10.16 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.16
Employment Agreement, dated as of January 1, 2004, between James R. Fisher and Bristol West Holdings, Inc. (incorporated by reference to Exhibit 10.17 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.17	2004 Stock Incentive Plan for the Registrant and Subsidiaries (incorporated by reference to Exhibit 10.18 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (included on the signature page hereto).
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 23, 2004 by the undersigned, thereunto duly authorized.

BRISTOL WEST HOLDINGS, INC.
By:	/s/ JAMES R. FISHER James R. Fisher Chairman and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints James R. Fisher, Jeffrey J. Dailey and Alexis S. Oster, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the Registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "Annual Report"), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the Registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the Registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 23, 2004 by the following persons on behalf of the Registrant in the capacities indicated below.

Signature	Title
/s/ JAMES R. FISHER James R. Fisher	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ RANDY D. SUTTON Randy D. Sutton	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ MARIA E. AGUILERA Maria E. Aguilera	Controller
/s/ PERRY GOLKIN Perry Golkin	Director
/s/ TODD A. FISHER Todd A. Fisher	Director
/s/ SCOTT C. NUTTALL Scott C. Nuttall	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Independent Auditors' Report	F-2
Consolidated Balance Sheets:
December 31, 2003 and 2002	F-3
Consolidated Statements of Income:
Years ended December 31, 2003, 2002 and 2001	F-4
Consolidated Statements of Changes in Stockholders' Equity:
Years ended December 31, 2003, 2002 and 2001	F-5
Consolidated Statements of Cash Flows:
Years ended December 31, 2003, 2002 and 2001	F-6
Notes to Consolidated Financial Statements	F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
of Bristol West Holdings, Inc.
Davie, Florida

        We have audited the accompanying consolidated balance sheets of Bristol West Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to the provisions of Statement of Financial Accounting Standards No. 142 effective January 1, 2002.

/s/ DELOITTE & TOUCHE LLP Hartford, Connecticut March 17, 2004

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2003	2002
Assets:
Investments:
Fixed maturities available-for-sale (cost $136,065—2003 and $122,346—2002)	$139,502	$127,111
Equity securities (cost $1,782—2003 and $413—2002)	1,783	366

Total investments	141,285	127,477
Cash and cash equivalents	9,256	12,424
Accrued investment income	1,627	1,484
Premiums receivable	142,229	125,700
Reinsurance recoverables on paid and unpaid losses & loss adjustment expenses	149,486	102,333
Prepaid reinsurance	95,037	60,410
Ceding commission receivable	90,513	53,806
Deferred policy acquisition costs	22,423	24,516
Property, equipment and leasehold improvements—net	13,082	10,471
Goodwill	101,677	102,576
Deferred income taxes	—	4,674
Other assets	11,261	7,274

Total assets	$777,876	$633,145

Liabilities and Stockholders' Equity:
Liabilities:
Policy liabilities:
Reserve for losses and loss adjustment expenses	$202,296	$157,416
Drafts outstanding	2,154	3,212
Unearned premiums	157,178	122,410

Total policy liabilities	361,628	283,038
Reinsurance payables	159,598	114,885
Accounts payable and other liabilities	40,782	60,906
Deferred income taxes	5,633	—
Long-term debt	71,500	71,500

Total liabilities	639,141	530,329

Commitments and contingent liabilities (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value (15,000,000 shares authorized; 0 shares issued as of December 31, 2003)	—	—
Common stock, $0.01 par value (200,000,000 shares authorized; 24,506,485 and 24,469,980 shares issued as of December 31, 2003 and 2002, respectively)	245	245
Additional paid-in capital	97,810	95,151
Treasury stock at cost (662,330 and 655,160 shares held as of December 31, 2003 and 2002, respectively)	(2,563)	(2,509)
Stock subscription receivable	(393)	(535)
Retained earnings	41,504	7,990
Accumulated other comprehensive income	2,132	2,474

Total stockholders' equity	138,735	102,816

Total liabilities and stockholders' equity	$777,876	$633,145

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years ended December 31,
	2003	2002	2001
Revenue:
Net premiums earned	$274,027	$241,013	$158,580
Net investment income	6,683	6,439	6,443
Realized gain on investments—net	1,247	262	972
Policy service fee revenues	69,160	47,331	36,096
Outsourcing servicing fees	94	883	18,616
Other income	1,580	2,028	1,370

Total revenue	352,791	297,956	222,077

Costs and Expenses:
Losses and loss adjustment expenses incurred	199,670	200,496	128,887
Commissions and other underwriting expenses	51,801	42,068	50,342
Other operating and general expenses	24,241	19,302	19,794
Litigation expense	17,363	14,350	—
Interest expense	3,197	4,598	8,950
Goodwill amortization	—	—	2,715
Stock based compensation expense	2,464	320	638

Total costs and expenses	298,736	281,134	211,326

Income before income taxes	54,055	16,822	10,751
Income tax expense	20,541	5,311	3,719

Net Income	$33,514	$11,511	$7,032

Net income per common share—Basic	$1.41	$0.48	$0.30
Net income per common share—Diluted	$1.32	$0.48	$0.30

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Stock Subscription Receivable	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders' Equity
Balance at January 1, 2001	$242	$93,079	$(2,123)	$(318)	$(10,553)	$(1,076)		$79,251
Issuance of common stock (171,450 shares)	2	656		(503)				155
Options issued for services		638						638
Acquisition of treasury stock (41,722 shares)			(160)					(160)
Comprehensive income:
Net Income					7,032		7,032	7,032
Other, comprehensive income:
Unrealized gain on securities, net of reclassification adjustment (see disclosure below)						1,592	1,592	1,592
Interest rate cap adjustment						(241)	(241)	(241)

Comprehensive income							$8,383

Payment of stock subscriptions receivable				236				236

Balance at December 31, 2001	$244	$94,373	$(2,283)	$(585)	$(3,521)	$275		$88,503
Issuance of common stock (52,804 shares)	1	202		(193)				10
Options issued for services		576						576
Acquisition of treasury stock (59,975 shares)			(226)					(226)
Comprehensive income:
Net Income					11,511		11,511	11,511
Other, comprehensive income:
Unrealized gain on securities, net of reclassification adjustment (see disclosure below)						2,378	2,378	2,378
Interest rate cap adjustment						(179)	(179)	(179)

Comprehensive income							$13,710

Payment of stock subscriptions receivable				243				243

Balance at December 31, 2002	$245	$95,151	$(2,509)	$(535)	$7,990	$2,474		$102,816
Issuance of common stock (36,506 shares)		195		(195)
Options issued for services		2,464						2,464
Acquisition of treasury stock (7,170 shares)			(54)					(54)
Comprehensive income:
Net Income					33,514		33,514	33,514
Other, comprehensive income:
Unrealized gain on securities, net of reclassification adjustment (see disclosure below)						(762)	(762)	(762)
Interest rate cap adjustment						420	420	420

Comprehensive income							$33,172

Payment of stock subscriptions receivable				337				337

Balance at December 31, 2003	$245	$97,810	$(2,563)	$(393)	$41,504	$2,132		$138,735

Disclosure of reclassification adjustment	2003	2002	2001

Unrealized holdings (losses) gains arising during the period	$(668)	$2,367	$1,557
Less: reclassification adjustment	(94)	11	35

Net unrealized (losses) gains on securities	$(762)	$2,378	$1,592

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,514	$11,511	$7,032
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of fixed maturity investments	1,153	449	21
Depreciation and amortization	4,722	4,573	6,864
Realized investment gain	(1,247)	(262)	(972)
Deferred federal income taxes	11,463	6,271	2,064
Stock based compensation	2,464	320	638
Changes in assets and liabilities:
Premiums receivable	(16,529)	(31,492)	(13,807)
Reinsurance receivables	(83,860)	(29,709)	(63,974)
Prepaid reinsurance premiums	(34,627)	(7,397)	(12,887)
Deferred policy acquisition costs	2,093	(10,512)	2,614
Losses and loss adjustment expenses	44,880	51,687	18,419
Unearned premiums	34,768	28,437	2,571
Drafts outstanding	(1,058)	(9,309)	(1,495)
Reinsurance payables	44,713	15,268	41,533
Other assets and liabilities	(24,580)	13,080	10,099

Net cash provided by (used in) operating activities	17,869	42,915	(1,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed maturity investments—available-for-sale	(78,026)	(65,945)	(64,308)
Sales and maturities of fixed maturity investments—available-for-sale	64,785	40,368	83,971
Purchase of equity securities	(1,600)	—	—
Sales of equity securities	214	428	1,193
Cash used for acquisitions (net of cash acquired $8.8 million)	—	—	(5,604)
Acquisition of property and equipment	(6,693)	(5,585)	(3,870)

Net cash (used in) provided by investing activities	(21,320)	(30,734)	11,382

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of stock	—	10	155
Principal payments on notes payable	—	(15,000)	(12,700)
Acquisition of treasury stock	(54)	(226)	(160)
Other	337	166	460

Net cash provided by (used in) financing activities	283	(15,050)	(12,245)

NET DECREASE IN CASH	(3,168)	(2,869)	(2,143)
Cash, beginning of year	12,424	15,293	17,436

Cash, end of year	$9,256	$12,424	$15,293

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(in thousands, except per share data)

1.    Nature of Operations and Significant Accounting Policies

        Bristol West Holdings, Inc. (the "Company") is a property and casualty insurer writing and distributing private passenger automobile insurance. Given the similar nature of the product, the regulatory environment in which it operates, the type of customer and the method of distribution, the operations of the Company are one segment. As of December 31, 2003, the Company is licensed in thirty-five states and the District of Columbia. The Company consists of a holding company, four statutory entities (Bristol West Casualty Insurance Company, Bristol West Insurance Company, Security National Insurance Company and Coast National Insurance Company), agencies and claims servicing companies.

        Basis of Presentation—The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, ("GAAP"), which differ materially from the statutory accounting practices prescribed by various insurance regulatory authorities. The preparation of the consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates applicable to the consolidated financial statements include the reserves for unpaid losses and loss adjustment expenses, contingencies and reinsurance recoverables. Although some variability is inherent in these estimates, management believes the amounts presented are appropriate. All significant intercompany transactions and balances have been eliminated.

        Stock Split—On February 12, 2004, the Company declared a 130.38-for-one split of its outstanding common stock. All references to number of shares, per share amounts and stock options data have been restated to reflect the stock split. The authorized number of shares of common stock has been increased to 200,000,000. In addition, 15,000,000 shares of preferred stock, par value $0.01 per share, has been authorized.

        Reclassifications—Certain reclassifications have been made to 2001 and 2002 amounts to conform to the 2003 presentation.

        Cash Flow—For the purposes of the consolidated statements of cash flows, the Company considers demand deposits to be cash. The Company paid $2,515, $3,284, and $7,900 for interest for the years ended December 31, 2003, 2002 and 2001, respectively. The Company paid income taxes of $12,759, $0, $0 during the years ended December 31, 2003, 2002 and 2001, respectively.

        Cash and cash equivalents—All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents.

        Property, Equipment and Leasehold Improvements—Property and equipment is recorded at cost less accumulated depreciation. Depreciation is recorded using the declining balance method over the estimated useful lives of the assets, which range from three to seven years. The Company recorded $4,082, $3,564 and $2,848 for depreciation expense for the years ended December 31, 2003, 2002 and 2001.

        Internal use software costs have been accounted for in accordance with Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP 98-1, computer software costs, whether purchased or developed, related to internal use software costs that are incurred in the preliminary project stage are expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software are capitalized. The Company capitalized approximately $3,035, $3,635 and $3,256 in 2003, 2002 and 2001, respectively.

        Investments—Fixed maturity investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs, are classified as available-for-sale and are carried at market value. Common stocks are also carried at market value. Fluctuations in the market value of these available-for-sale securities are recorded as unrealized investment gains or losses and credited or charged to stockholders' equity as other comprehensive income/(loss). Market values are generally based on quoted market prices. Realized investment gains and losses are recorded on the specific identification method.

        The value of fixed maturity and equity securities is adjusted for impairments in values deemed to be other than temporary. The Company considers a number of factors in the evaluation of whether a decline in value is other than temporary including: (a) the financial condition and near-term prospects of the issuer; (b) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; and (c) the period and degree to which the market value has been below cost. These adjustments are recorded as realized investment losses. All security transactions are recorded on a trade date basis.

        Deferred Policy Acquisition Costs—Costs that vary with, and are directly related to, the production of new and renewal business are deferred and amortized as the related premiums are earned. These costs primarily comprise commissions, premium taxes and salaries. Deferred acquisition costs are reviewed to determine if they are recoverable from unearned premiums, and if not, are charged to expense. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs. For the years ended December 31, 2003, 2002 and 2001, no amounts of deferred acquisition costs were charged to expense as a result of the recoverability testing.

        Goodwill and Other Intangible Assets—Through December 31, 2001, for acquisitions completed prior to July 1, 2001, the excess of cost over the fair value of net assets acquired ("goodwill") was being amortized on the straight-line basis over a period of 40 years. Accumulated amortization was $9,249 at December 31, 2001. Effective July 1, 2001, the Company adopted the provisions of the Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", applicable to business combinations completed after June 30, 2001. In accordance with these standards, goodwill resulting from acquisitions after June 30, 2001 is not amortized and beginning January 1, 2002, goodwill for acquisitions completed prior to July 1, 2001 is not amortized. The Company adopted the additional provisions of SFAS No. 142 effective January 1, 2002, which includes provisions for annual evaluations for impairment of goodwill. Management completed its initial assessment as of January 1, 2002 and its annual assessment as of December 31,

2003 and 2002 based on the best information available as of those dates and determined that no impairment existed.

        During the year ended December 31, 2003, goodwill decreased $899 due to the utilization of pre-acquisition net operating losses.

        Pro forma information as if goodwill had not been amortized is as follows:

2001
Net income as reported	$7,032
Goodwill amortization, net of tax	1,907

Pro forma net income	$8,939

Net income per share—as reported	$0.30
Net income per share—pro forma	$0.38

        The Company had intangible assets with indefinite lives related to state insurance licenses of $2,944 included in other assets as of December 31, 2003 and 2002.

        Revenue Recognition—Premiums are earned on a pro rata basis over the policy period. Direct and assumed premiums are reduced for reinsurance premiums ceded to other insurers. The liability for unearned premium represents the unexpired portion of each policy premium with consideration for expected cancellations. Non-refundable policy fees collected at the inception of the policy are deferred and recognized as income over the related policy period. Installment fees and other service fees are recognized as income when earned, which is the month the installment fee is due.

        Policy Liabilities—Loss and loss adjustment expense liabilities are established in consideration of individual cases for reported losses and past experience for incurred but not yet reported losses ("IBNR").

        Reinsurance—The Company enters into reinsurance agreements with other insurance companies in the normal course of business. Reinsurance premiums, commissions, and loss and loss adjustment expense reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies, and the terms of the reinsurance contracts. Written premiums, earned premiums and incurred losses and loss adjustment expenses, commissions and other underwriting expenses all reflect the net effects of assumed and ceded reinsurance transactions. Prepaid reinsurance premiums represent amounts paid to reinsurers applicable to the unexpired terms of the policies in force. Estimated reinsurance recoverables are recognized in a manner consistent with the claim liability associated with the reinsured policies. The Company remains liable to the insured for the payment of losses and loss adjustment expense if the reinsurer cannot meet its obligation under the reinsurance agreement. Reinsurance assumed represents a policy issuing arrangement with a Texas county mutual. All such premiums are processed by the Company and recognized in the same manner as direct written premium.

        Federal Income Tax—The Company recognizes taxes payable or refundable for the current year, and deferred taxes for the future tax consequences of differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

        Deferred Financing Costs—The costs incurred to obtain financing under the various financing agreements have been capitalized and are amortized to interest expense over the lives of the agreements, using the effective interest method.

        Fair Value of Financial Instruments—SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires the company to disclose the estimated fair value of financial instruments, both assets and liabilities, recognized and not recognized in the consolidated balance sheets for which it is practical to estimate fair value. The fair value estimates are based on information available to the Company as of December 31, 2003 and 2002.

        Employee Stock Ownership Plans—SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations. Accordingly, compensation cost for the stock options included under the Company's 1998 stock option plan is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

        Concentration of Credit Risk—One independent insurance agency generated approximately 13.6%, 13.9%, and 12.8% of the Company's written premium for the years ended December 31, 2003, 2002 and 2001, respectively.

        Adoption of New Accounting Pronouncements—Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. This statement established accounting and reporting standards for derivative instruments and for hedging activities. The statement requires, among other things, that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the use of the derivative and its hedge relationship. Adoption of SFAS No. 133 and SFAS No. 138, resulted in an after-tax loss of $64 in accumulated other comprehensive income related to an interest rate cap agreement.

        In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company has elected to continue to apply APB No. 25 and related interpretations in accounting for stock options. The following table illustrates the effect on net income and net income per share if the Company had applied SFAS No. 123 to stock based compensation.

	Years Ended December 31,
	2003	2002	2001
Net income, as reported	$33,514	$11,511	$7,032
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(227)	(194)	(172)

Pro forma net income	$33,287	$11,317	$6,860

Net income per share
Basic—As reported	$1.41	$0.48	$0.30
Basic—Pro forma	$1.40	$0.48	$0.29
Diluted—As reported	$1.32	$0.48	$0.30
Diluted—Pro forma	$1.31	$0.48	$0.29

        The estimated fair value was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions used for employee grants:

	2003	2002	2001
Dividend yield	0%	0%	0%
Expected volatility	0%	0%	0%
Risk-free interest rate	2.9%	2.7%	4.5%
Weighted average expected life (in years)	4.5	3.6	4.7
Weighted average fair value of options granted	$1.52	$0.35	$0.71

        In December 31, 2003, the FASB issued a revised version of FIN 46 ("FIN 46R"), which incorporates a number of modifications and changes made to the original version. FIN 46R replaces the previously issued FIN 46, which requires an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable entity ("VIE"). Additionally, in November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. The Company's adoption of FIN 45 and FIN 46R did not have a material impact on its consolidated financial condition or results of operations. FIN 46R further requires the disclosure of certain information related to VIEs in which the Company holds a significant variable interest. The Company does not own any such interests.

        Effective December 31, 2003, the Company adopted the disclosure requirements of Emerging Issues Task Force ("EITF") Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Under the consensus, disclosures are required for unrealized losses on fixed maturity and equity securities accounted for under SFAS No. 115, Accounting for Certain

Investment in Debt and Equity Securities, that are classified as either available-for-sale or held-to-maturity. The disclosure requirements include quantitative information regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into time periods for which the investments have been in an unrealized loss position. The consensus also requires certain qualitative disclosures about the unrealized holdings in order to provide additional information that the Company considered in concluding that the unrealized losses were not other-than-temporary.

2.    Acquisitions

        On April 1, 2001, the Company purchased certain assets and liabilities of Reliance Group Holdings, Inc. and related entities. Related to the same acquisition, Coast National Insurance Company ("Coast National") purchased 100% of the stock of Bristol West Insurance Company ("Bristol West", formerly Reliant Insurance Company) and Bristol West Casualty Insurance Company ("Bristol West Casualty", formerly Reliant Casualty Insurance Company). Through the acquisition, the Company expanded the scope of its operations into 11 states in which it had not previously written business.

        For financial reporting purposes, the transaction has been accounted for as of April 1, 2001 under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, Accounting for Business Combinations. The total cost of the acquisition, including acquisition expenses, was $14,395, which exceeded the estimated fair value of net assets acquired resulting in total goodwill of $6,938. Unaudited pro forma consolidated results of operations for the year ended December 31, 2001, as if the Company had made the acquisition as of the beginning of the year, follow. The pro forma results include estimates and assumptions which management believes are reasonable and are not necessarily indicative of the results which would have occurred if the acquisition had been in effect on the dates indicated, or which may result in the future.

Pro forma Year Ended December 31, 2001
(unaudited)
Net premiums earned	$195,134
Net income	1,650
Net income per share	$0.07

        In connection with the acquisition, the Company performed policy administration and claims services related to certain policies of Reliance Group Holdings, Inc. not acquired. The Company received policy and claims servicing fees of $94, $883 and $18,616 for the years ended December 31, 2003, 2002 and 2001.

3.    Investments

        All of the Company's investments are classified as available-for-sale.

        The amortized cost, gross unrealized gains and losses and estimated fair value of available-for-sale securities by class as of December 31, 2003 are shown below:

Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Market Value
Fixed maturities:
U.S. Government securities	$9,418	$137	$25	$9,530
Mortgage backed bonds	4,863	137	28	4,972
Tax exempt bonds	35,079	880	84	35,875
Collateralized mortgage obligations	31,418	925	93	32,250
Corporate and other	55,287	1,777	189	56,875

Total fixed maturities	136,065	3,856	419	139,502
Equity and preferred stock	1,782	1	—	1,783

Total	$137,847	$3,857	$419	$141,285

        Gross realized gains of $1,467 and gross realized losses of $220 for the year ended December 31, 2003 were included in realized gain on investments.

        Gross unrealized losses and fair value of the Company's securities that have been in a continuous unrealized loss position for less than twelve months was $352 and $27,678 and for more than twelve months was $67 and $733, respectively, as of December 31, 2003.

        The amortized cost, gross unrealized gains and losses and estimated fair value of available-for-sale securities by class as of December 31, 2002 are shown below:

Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Market Value
Fixed maturities:
U.S. Government securities	$9,311	$207	$—	$9,518
Mortgage backed bonds	6,156	256	—	6,412
Tax exempt bonds	3,231	128	—	3,359
Collateralized mortgage obligations	43,709	1,683	23	45,369
Corporate and other	59,939	2,929	415	62,453

Total fixed maturities	122,346	5,203	438	127,111
Equity and preferred stock	413	—	47	366

Total	$122,759	$5,203	$485	$127,477

        Gross realized gains of $1,052 and gross realized losses of $790 for the year ended December 31, 2002 were included in realized gain on investments.

        Gross realized gains of $1,094 and gross realized losses of $122 for the year ended December 31, 2001 were included in realized gain on investments.

        The amortized cost and estimated market value of fixed maturity securities classified as available-for-sale as of December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Furthermore, this distribution is based on the Company's estimate of the rates of future prepayments of principal over the remaining securities' lives. Actual prepayment experience may vary from these estimates.

Maturity	Cost	Fair Value
Due in one year or less	$8,066	$8,191
Due after one year through five years	30,773	31,731
Due after five years through ten years	35,799	37,097
Due after ten years	61,427	62,483

Total	$136,065	$139,502

        The components of net investment income earned were as follows:

	Years Ended December 31,
	2003	2002	2001
Investment income:
Interest income	$6,939	$6,608	$6,617
Dividend income	25	33	50

Investment income	6,964	6,641	6,667
Investment expenses	(281)	(202)	(224)

Net investment income	$6,683	$6,439	$6,443

        As required by regulation, securities of Security National Insurance Company, Coast National, Bristol West and Bristol West Casualty, carried at $11,606 and $8,928 were on deposit with state regulatory authorities as of December 31, 2003 and 2002.

4.    Debt

        On July 10, 1998, the Company entered into a secured credit facility ("credit facility") with a syndicate of banks. The credit facility consists of three term loans, a revolving credit line, and for borrowings on same-day notice ("swing line") loans. The revolving credit line is limited to $55,000 and the swing line is limited to $10,000. The Company had no borrowings on the swing line or the revolving credit line at December 31, 2003 and 2002.

        The following is a summary of the maturities of these term loans at December 31, 2003:

Maturity	2003
2004	$-
2005	6,400
2006	32,900
2007	32,200

Total	$71,500

        The interest rate on these loans and the revolving credit and swing line loans ("RCSW") are subject to reduction based on the Company's debt to total capitalization ratios. Additionally, the Company pays a commitment fee on the available unused commitment under the RCSW that also is subject to reduction based on the total debt to capitalization ratios. The commitment fee on the RCSW varied from 0.25% to 0.43% in 2003, 2002 and 2001. The interest rate on the three term loans varied from 2.1% to 3.4%, 3.4% to 4.4% and 3.9% to 8.7% in 2003, 2002 and 2001, respectively. The credit facility also contains certain covenants which limit the amount of debt the Company may incur, limit certain fundamental changes to the Company, limit certain prepayments and certain dividends, and requires the Company to maintain certain financial ratios. The Company's obligation under the credit facility is secured by a pledge of the stock of certain of its subsidiaries. The Company incurred $5,606 of costs associated with the credit facility and purchased an interest rate cap at the same time that it entered into the credit facility for $1,727. The fair market value of these loans is $71,500 at December 31, 2003 and 2002, respectively. The fair market value of the interest rate cap is $8 and $225 at December 31, 2003 and 2002, respectively. The notional amounts relating to the cap totaled $35,000 and $60,000 at December 31, 2003 and 2002, respectively. The net cash flows from the cap are recognized as adjustments to interest expense. (Also see Note 16)

5.    Profit Sharing Retirement Plan

        The Bristol West Retirement Plan ("the Plan") is a defined contribution plan for employees of the Company. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

        The Plan's eligibility requirements for employees of the Company include a minimum of 30 days of service and a minimum age requirement of 18 years old. Participants may contribute from 1% to 20% of their earnings, subject to certain limitations in the Internal Revenue Code of 1986, as amended. Participants are permitted to make cash rollover contributions or direct transfers to the Plan from other qualified plans in which they participated. Employees who have at least 1 year of service in which they are credited with 1,000 or more hours of service will be eligible for the Company matching contribution. The Company match on contributions is 60% of the employees' before-tax contributions to a maximum of 5% of pay. Company contributions of $605, $754 and $702 were made during the years ended December 31, 2003, 2002 and 2001, respectively. In addition, the Company may make a profit sharing contribution each year, at its discretion, to participants. The Company did not make profit sharing contributions during the years ended December 31, 2003, 2002 and 2001.

6.    Unpaid Loss and Loss Adjustment Expense Reserves

        An analysis of the Company's net loss and loss adjustment expense reserves is summarized in the following table:

	Years Ended December 31,
	2003	2002	2001
Balance as of beginning of year	$157,416	$105,993	$81,481
Less: Reinsurance recoverable	75,136	66,904	30,132

Net balance as of beginning of year	82,280	39,089	51,349

Balance acquired as of March 31, 2001	—	—	6,093

Incurred related to:
Current period	190,356	172,311	111,574
Prior period	9,314	28,185	17,313

Total incurred	199,670	200,496	128,887

Paid related to:
Current period	117,451	106,435	84,134
Prior period	75,489	50,870	63,106

Total paid	192,940	157,305	147,240

Net balance as of December 31	89,010	82,280	39,089
Plus: Reinsurance recoverable	113,286	75,136	66,904

Balance as of December 31	$202,296	$157,416	$105,993

        Loss and loss adjustment expense reserve estimates are based on forecasts of the ultimate settlement of claims and are subject to uncertainty with respect to future events. Reserve amounts are based on management's informed estimates and judgments, using data currently available. Reserve amounts and the underlying actuarial factors and assumptions are regularly analyzed and adjusted to reflect new information. Such reevaluation is a normal, recurring activity that is inherent in the process of loss and loss adjustment expense reserve estimation and therefore, no assurances can be given that loss and loss adjustment expense reserve development will not occur in the future. The Company's reserves are periodically adjusted for changes caused by growth, impacts from expansion into new states, changes in product mix, underwriting standards and rules, loss costs trends, as well as other factors. In addition, the Company continues to enhance its systems and refine its reserving methodology, which beginning in 2002 includes analyzing reserves by accident quarter as opposed to accident year. As a result of changes in estimates of insured events in prior years, the provision for losses and loss adjustment expenses increased by $9,314, $28,185 and $17,313 in 2003, 2002 and 2001, respectively.

        In calendar years 2003, 2002 and 2001, the Company experienced adverse development on loss and loss adjustment expense reserves for years prior to each of those calendar years. The most significant factors influencing this development have been the adverse impact of the reorganization of the claims department and the pricing and product design assumptions utilized.

7.    Reinsurance

        In the normal course of business, the Company's insurance subsidiaries reinsure certain risks, generally through excess-of-loss and quota-share reinsurance agreements, with other companies to limit losses.

        Reinsurance does not discharge the primary liability of the original insurer. During 2002, the insurance subsidiaries of the Company entered into a reinsurance agreement with Alea London Limited ("Alea"), a company controlled by a Kohlberg Kravis Roberts & Company ("KKR") fund. These subsidiaries ceded direct written premiums of $149,723 and $58,611 to Alea and had loss and loss adjustment expense recoveries of $90,893 and $26,825 for the years ended December 31, 2003 and 2002, respectively. The Company's ceding commissions, net of fees, were $22,346 and $6,695 for the years ended December 31, 2003 and 2002, respectively.

        As of December 31, 2003 and 2002, recoverables for reinsurance ceded to the Company's three largest reinsurers were an aggregate of $135,749 and $60,126, respectively.

        The table below illustrates the effect of reinsurance on premiums written and premiums earned for the years ended December 31:

	2003		2002		2001
	Written	Earned	Written	Earned	Written	Earned
Direct	$637,124	$602,266	$467,211	$438,121	$307,463	$295,169
Assumed	11,104	11,194	14,545	14,144	9,171	18,886

Gross	648,228	613,460	481,756	452,265	316,634	314,055
Ceded	(385,227)	(339,433)	(245,411)	(211,252)	(183,337)	(155,475)

Net	$263,001	$274,027	$236,345	$241,013	$133,297	$158,580

        Incurred losses and loss adjustment expenses recovered from reinsurers totaled $231,278, $126,181 and $112,340 for the years ended December 31, 2003, 2002 and 2001, respectively.

        The value of assets pledged as collateral under assumed reinsurance agreements was $8,304 and $19,186 at December 31, 2003 and 2002, respectively.

8.    Income Taxes

        The Company and its subsidiaries file a consolidated Federal income tax return.

        The components of the provision for income taxes on income for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Taxes on income before income taxes:
Current	$9,078	$(960)	$1,115
Deferred	11,463	6,271	2,604

	$20,541	$5,311	$3,719

        As of December 31, 2003, the Company had $3,223 in net operating loss ("NOL") carryforwards that are subject to Internal Revenue Code Section 382 and are limited on an annual basis. These NOLs will begin expiring in 2012. A valuation allowance has been established for the NOLs and reduces deferred tax assets to an amount that will, more likely than not, be realized. Based on Company's current and expected future taxable income, and available tax-planning strategies, management expects that the net deferred tax assets will be realized.

        The tax effects of the temporary differences comprising the Company's net deferred tax asset for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Loss reserve discounting	$1,714	$2,831
Unearned premium reserves	4,350	4,340
Net operating loss carryforward	1,128	4,167
Accrued expense	417	3,683
Accrued compensation	2,120	3,464
Stock based compensation	1,259	—
Other	918	1,922

Deferred tax asset before valuation allowance	11,906	20,407
Less valuation allowance	(1,128)	(1,964)

Deferred tax asset after valuation allowance	10,778	18,443

Deferred tax liabilities:
Deferred policy acquisition costs	7,848	8,581
Amortization of intangibles	4,248	1,753
Unrealized income	1,253	1,678
Depreciation	1,108	174
Deferred commissions	1,954	1,583

Deferred tax liabilities	16,411	13,769

Net deferred income taxes	$(5,633)	$4,674

        A reconciliation of expected income taxes at regular corporate rates to actual rates is shown below:

	Years Ended December 31,
	2003	2002	2001
Expected income tax expense	$18,919	$5,888	$3,763
Dividends received deduction	(5)	(7)	(16)
Tax-exempt interest	(185)	(53)	(378)
Amortization of goodwill	—	—	142
State taxes	1,379	713	—
Other	433	(1,230)	208

Actual income tax expense	$20,541	$5,311	$3,719

        The change in the Company's valuation allowance from 2002 to 2003 is due to the utilization of the NOLs.

9.    Related Party Transactions

        KKR and Fisher Capital Corporation, LLC ("Fisher Capital") perform management services for the Company and are significant stockholders of the Company. Management fees of $500 and $700 were incurred by the Company for KKR and Fisher Capital, respectively, in 2003. Management fees of $500 and $600 were incurred by the Company for KKR and Fisher Capital, respectively, in 2002. Management fees of $500 and $700 were incurred by the Company for KKR and Fisher Capital, respectively, in 2001. The Company owed KKR $125 as of December 31, 2003 and 2002, respectively. The Company owed Fisher Capital $0 and $525 as of December 31, 2003 and 2002, respectively.

        The Company issued 221,646, 130,380 and 195,570 stock options at an exercise price of $3.83 per share to Fisher Capital throughout the 2003, 2002 and 2001 fiscal years as compensation for James R. Fisher's (the majority owner of Fisher Capital) role as Chief Executive Officer of the Company. The Company calculated the fair value of these options utilizing the Black Scholes option-pricing model and has recorded $2,345, $320 and $488 in stock compensation costs relative to the option grants. At December 31, 2003, 2002 and 2001, Fisher Capital held 873,546, 651,900 and 521,520 options, respectively.

        The following assumptions were used to calculate the fair value of these options:

	2003	2002	2001
Dividend yield	0%	0%	0%
Expected volatility	30%	30%	30%
Risk-free interest rate	4.5%	5.0%	5.3%
Weighted average expected life (in years)	15	15	15

        The Company entered into a services agreement, dated July 24, 2002, with Firemark Partners LLC ("Firemark"), a service company created by one of the founders of OneShield Inc., the developer of the Company's OneStep software. Pursuant to the agreement, in exchange for providing development and implementation assistance to the Company with respect to OneStep, Firemark was granted options to purchase 521,520 shares of common stock at a price of $3.83 per share. Twenty-five percent of these options vested in the first year of the services agreement and the remaining 75% of these options vest based upon delivery of the system and future specified improvements in underwriting expense ratio, as measured against the underwriting expense ratio for the four quarters prior to the effective date of the services agreement. As consideration for OneShield being chosen as the subcontractor in this services agreement, the Company was granted warrants to purchase OneShield common stock equal to 2% of the then fully diluted capital bringing the Company's total ownership, including the warrants, to 6.7% on a fully diluted basis as of December 31, 2003. As of December 31, 2003, the Company owned $1,600 of OneShield common stock and had a loan receivable balance from OneShield of $904.

        At December 31, 2003, KKR owns approximately 39.4% of Alea, which is a public company traded on the London Stock Exchange. The Company's chief executive officer is on the board of directors of Alea. The Company entered into a three-year Discretionary Quota Share Reinsurance Agreement with Alea, effective January 1, 2002.

        At December 31, 2003, KKR owns approximately 18.8% on a fully diluted basis of Willis Group Holdings Limited, which is a public company traded on the New York Stock Exchange. The Company's chief executive officer is on the board of directors of Willis. Willis acts as a broker in placing the Company's health insurance and general corporate insurance coverage. Willis is compensated by receiving brokerage fees from the insurance carriers who provide the insurance coverage.

10.    Commitments and Contingencies

        Operating Leases—The Company leases office space and has several operating leases for office equipment. Total rent expense for these leases was $6,511, $7,344 and $7,516 for the years ended December 31, 2003, 2002 and 2001, respectively.

        The following is a schedule of future minimum lease payments for operating leases as of December 31, 2003:

2004	$6,913
2005	4,208
2006	3,299
2007	2,354
2008	1,776
Thereafter	5,898

Total minimum lease payments	$24,448

        Litigation—The Company is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Company accounts for such activity through the establishment of unpaid claim and claim adjustment expense reserves.

        The Company is party to a civil action in the Superior Court of the State of California. The suit was filed on or about June 25, 2001 and alleges, among other things, that the Company improperly classified class members as exempt employees and failed to pay overtime compensation. The final settlement was approved by the Court on March 13, 2003. The Company recorded a pre-tax charge against income of $3,597 and $14,350 during the years ended December 31, 2003 and 2002, respectively, related to this action.

        The Company is also party to a civil action in the Superior Court of the State of California. The suit alleges, among other things, that the Company improperly canceled insureds' automobile insurance policies. A final order approving the settlement agreement was entered by the court on October 27, 2003. The Company recorded a pre-tax charge against income of $13,766 related to this action during the year ended December 31, 2003.

        While the Company is not aware of any other actions or allegations that should reasonably give rise to any material adverse effect, the outcome of litigation cannot be foreseen with certainty. It is the opinion of management, after consultation with legal counsel, that the ultimate resolution of these matters will not materially affect its consolidated financial position, results of operations or liquidity.

11.    Stock Ownership
    (Number of shares, options, warrants, and share prices expressed in whole numbers)

  Employee Stock Options

        The 1998 Stock Option Plan of Bristol West Holdings, Inc. and its subsidiaries (the "Plan") for key employees of the Company provides for the granting of stock options to employees of the Company. The exercise price of the shares of common stock will be the fair market value of the common stock on the grant date. The options vest ratably over periods of two or five years. Options expire and are no longer exercisable on the tenth anniversary of the grant date. As of December 31, 2003, 2,607,600 options are authorized for grant. Transactions involving employee stock options are as follows:

Option shares	Number of Shares	Weighted Average Exercise Price
Outstanding January 1, 2001	1,585,160	$3.83
Expired during 2001	(191,528)	3.83
Granted during 2001	866,245	3.83

Outstanding December 31, 2001	2,259,877	3.83
Expired during 2002	(325,950)	3.83
Granted during 2002	335,989	3.83

Outstanding December 31, 2002	2,269,916	3.83
Expired during 2003	(28,651)	3.83
Granted during 2003	262,113	7.33

Outstanding December 31, 2003	2,503,378	4.20

Available for grant at December 31, 2003	104,222
Exercisable at December 31, 2003	1,631,575
Weighted average remaining contractual life (in years)	5.49
	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Price	Remaining Term	Shares	Weighted Average Price
$3.83	2,363,855	$3.83	5.02	1,631,575	$3.83
7.66—15.34	139,523	10.36	9.50	—	—

	2,503,378	$4.20	5.49	1,631,575	$3.83

  Non-employee Options and Warrants

        On July 24, 2002 the Company granted 521,520 options to Firemark Partners, LLC ("Firemark") in compensation for the development of an agency software system. As of December 31, 2003 and 2002, the Company has capitalized $256 of costs related to 130,380 of these options. The Company calculated the fair value of the options utilizing the Black-Scholes option pricing model and the following assumptions: dividend yield of 0%, expected volatility of 30%, risk-free interest rate of 4.65% and an average expected life of 10 years. The remaining 391,140 options are linked to performance criteria, which have not yet been met by Firemark.

        In 2001, 782,280 warrants were issued to a reinsurer for services provided related to a 1998 through 2000 reinsurance agreement at an exercise price of $3.83 per share. The Company calculated the fair value of the options utilizing the Black-Scholes option pricing model and the following assumptions: dividend yield of 0%, expected volatility of 20%, risk-free interest rate of 5.3% and an average expected life of 3 years. At December 31, 2003 and 2002, 782,280 warrants are outstanding (349,667 warrants were exercised in connection with our initial public offering on February 12, 2004).

12.    Property, Equipment and Leasehold Improvements

        Property, equipment and leasehold improvements consists of the following at December 31:

	2003	2002
Furniture and fixtures	$5,039	$5,451
Office and computer equipment	10,492	6,680
Leasehold improvements	1,272	963
Vehicles	121	172
Computer software	10,504	7,469

	27,428	20,735
Less accumulated depreciation	(14,346)	(10,264)

Net property and equipment	$13,082	$10,471

13.    Regulatory Matters

        The Company's insurance subsidiaries are subject to comprehensive regulation by the state insurance departments in which they underwrite insurance risks. Under these regulations, the Company's insurance subsidiaries are limited as to dividend payments and intercompany transactions. As of December 31, 2003, the Company could pay dividends of $1,100. No dividends were paid or declared during the years ended December 31, 2003, 2002 and 2001, respectively. Statutory surplus of the Company's insurance subsidiaries determined in accordance with prescribed statutory accounting practices amounted to $234,346 and $68,451 at December 31, 2003 and 2002, respectively. The Company obtained permission from the California Department of Insurance to recognize a surplus contribution of $110,000, to one of its subsidiaries, as of December 31, 2003, which was subsequently made in February 2004. Statutory net income (loss) was $31,108, $(13,717) and $3,124 during the years ended December 31, 2003, 2002 and 2001, respectively.

        The insurance subsidiaries of the Company prepare their statutory financial statements in accordance with accounting practices prescribed by the applicable state insurance departments. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules.

14.    Accumulated Other Comprehensive Income

        The accumulated balances related to each component of other comprehensive income (loss) were as follows (in thousands):

	Unrealized Gain (Loss) on Securities	Interest Rate Cap	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2001	$(1,076)	$—	$(1,076)
2001 change, net of tax of $727	1,592	(241)	1,351

Balance at December 31, 2001	516	(241)	275
2002 change, net of tax of $1,184	2,378	(179)	2,199

Balance at December 31, 2002	2,894	(420)	2,474
2003 change, net of tax of $184	(762)	420	(342)

Balance at December 31, 2003	$2,132	$—	$2,132

15.    Net Income per Share

        Basic net income per share is computed based on the weighted average number of shares outstanding during the year. Diluted net income per share includes the dilutive effect of outstanding options and warrants, using the treasury stock method. Under the treasury stock method, exercise of options is assumed with the proceeds used to purchase common stock at the average price for the period. The difference between the number of shares assumed issued and number of shares purchased represents the dilutive shares. Options to purchase shares of common stock are not included in the computation of diluted net income per share for 2002 and 2001, because the option exercise price was greater than or equal to the average price of the common shares.

        The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2003	2002	2001
Net Income applicable to common stockholders	$33,514	$11,511	$7,032

Weighted average common shares—basic	23,829,487	23,818,405	23,757,127
Effect of dilutive securities:
Options	1,224,065	—	—
Warrants	291,008	—	—

Weighted average common shares—dilutive	25,344,560	23,818,405	23,757,127

Basic Earnings Per Share	$1.41	$0.48	$0.30

Diluted Earnings Per Share	$1.32	$0.48	$0.30

        The following table shows securities outstanding that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented (in thousands):

	2002	2001
Employee stock options	2,217	2,217
Other stock options	782	522
Warrants to acquire common stock	782	782

Total	3,781	3,521

16.    Subsequent Events

        On February 12, 2004, an initial public offering of 17,250,000 shares of the Company's common stock (after effect of a 130.38-for-one stock split (see Note 1)) was completed. The Company sold 6,250,000 shares resulting in net proceeds to the Company (after deducting issuance costs) of approximately $113,193. The Company contributed $110,000 of the proceeds to its insurance subsidiaries, which increased their statutory surplus. The additional capital will permit the Company to reduce its reinsurance purchases and to retain more gross premiums written over time. The Company intends to use the remaining $3,193 for general corporate purposes at the holding company level. Additionally, selling shareholders sold 11,000,000 shares of common stock in connection with the initial public offering.

        On February 18, 2004, the Company completed a refinancing of its secured credit facility. The new bank agreement ("Bank Agreement") consists of: (1) a $50,000 Secured Revolving Credit Facility, which includes up to $15,000 of letters of credit and matures in 2009, (2) a $35,000 Term A Loan, which matures in 2010 and (3) a $40,000 Term B Loan, which matures in 2010. The Company's interest rate on borrowings under the Bank Agreement is London Interbank Offered Rate (LIBOR) plus a margin (1% to 2.25%), which is determined based on the Company's consolidated total debt to consolidated total capitalization ratio. The Company also pays certain commitment fees. The Bank Agreement is secured by a pledge of stock of certain of its subsidiaries. The refinancing had the effect of extending the maturity of the Company's debt coming due in 2005 through 2007.

17.    Quarterly Results for 2003 and 2002 (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Revenues	$90,430	$93,948	$85,532	$82,881
Cost and Expenses	70,912	76,004	86,276	65,544
Net income (loss)	12,759	10,468	(461)	10,748
Basic earnings (loss) per share	0.54	0.44	(0.02)	0.45
Diluted earnings (loss) per share	0.54	0.42	(0.02)	0.41
2002
Revenues	$53,751	$88,514	$72,015	$83,676
Cost and Expenses	49,682	80,827	60,384	90,241
Net income (loss)	2,659	4,985	7,426	(3,559)
Basic earnings (loss) per share	0.11	0.21	0.31	(0.15)
Diluted earnings (loss) per share	0.11	0.21	0.31	(0.15)

        The Company's third quarter 2003 and fourth quarter 2002 net loss is related to the charges for the class action lawsuits discussed in Note 10.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Bristol West Holdings, Inc.
Davie, Florida

        We have audited the consolidated financial statements of Bristol West Holdings, Inc. as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 17, 2004 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 142 on January 1, 2002); included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of Bristol West Holdings, Inc., listed in Item 15. These financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
March 17, 2004

BRISTOL WEST HOLDINGS, INC.

SCHEDULE I

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN AFFILIATES

(in thousands)

	As of December 31, 2003
Type of Investment	Cost	Fair Value	Amount at which shown on Balance Sheet
Fixed Maturities
U.S. Government securities	$9,418	$9,530	$9,530
Mortgage backed bonds	4,863	4,972	4,972
Tax exempt bonds	35,079	35,875	35,875
Collateralized mortgage obligations	31,418	32,250	32,250
Corporate and other	55,287	56,875	56,875

Total fixed maturities	$136,065	$139,502	$139,502

Equity Securities
Equity and preferred stock	$1,782	$1,783	$1,783

Total equity securities	$1,782	$1,783	$1,783

Total investments	$137,847	$141,285	$141,285

BRISTOL WEST HOLDINGS, INC.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

(in thousands)

	December 31,
	2003	2002
Assets:
Cash and cash equivalents	$(1,878)	$4,532
Equity securities	1,600	—
Investment in subsidiaries	82,892	61,659
Due from affiliates	709	—
Deferred financing fees	1,588	1,643
Income taxes receivable	33,149	20,864
Goodwill	101,677	102,576
Other assets	3,197	2,945

Total assets	$222,934	$194,219

Liabilities and Capital:
Due to affiliates	527	14,000
Accounts payable, accrued expenses, and other liabilities	12,172	5,903
Long-term debt	71,500	71,500

Total liabilities	84,199	91,403

Stockholders' Equity
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value	245	245
Additional paid-in capital	97,810	95,151
Treasury stock	(2,563)	(2,509)
Stock subscriptions receivable	(393)	(535)
Retained earnings	41,504	7,990
Accumulated other comprehensive income	2,132	2,474

Total stockholders' equity	138,735	102,816

Total liabilities and stockholders' equity	$222,934	$194,219

BRISTOL WEST HOLDINGS, INC.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME

(in thousands)

	Years ended December 31,
	2003	2002	2001
Income:
Other income	$61	$64	$119

Total income	61	64	119

Cost and Expenses:
Interest expense	2,495	3,577	7,655
Amortization expense	640	1,009	4,016
Litigation expense	10,000	—	—
Other expenses	4,240	(1,551)	4,874

Total expenses	17,375	3,035	16,545

Loss before federal income taxes and equity in net
earnings of subsidiaries	(17,314)	(2,971)	(16,426)
Income taxes	(6,803)	(1,326)	(5,882)

Loss before equity in net earnings of subsidiaries	(10,511)	(1,645)	(10,544)

Equity in net earnings of subsidiaries	44,025	13,156	17,576

Net earnings	$33,514	$11,511	$7,032

BRISTOL WEST HOLDINGS, INC.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOW

(in thousands)

	Years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net earnings	$33,514	$11,511	$7,032
Undistributed earnings of subsidiaries	(44,025)	(13,156)	(17,576)
Change in working capital	24,318	39,966	23,255

Net cash provided by operating activities	13,807	38,321	12,711

Cash flows from investing activities:
Capital contributions to subsidiaries	(20,500)	(19,000)	(3,000)

Net cash used in investing activities	(20,500)	(19,000)	(3,000)

Cash flows from financing activities:
Sale of stock	—	10	155
Principal payments on long-term debt	(10,000)	(15,000)	(12,700)
Issuance of long-term debt	10,000	—	—
Payments on stock subscription receivable	337	243	236
Acquisition of treasury stock	(54)	(227)	(160)

Net cash provided by (used in) financing activities	283	(14,974)	(12,469)

Net (decrease) increase in cash	(6,410)	4,347	(2,758)
Cash, beginning of period	4,532	185	2,943

Cash, end of period	$(1,878)	$4,532	$185

BRISTOL WEST HOLDINGS, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
For the years ended December 31, 2003, 2002, and 2001
(in thousands)

	Deferred Policy Acquisition Costs	Reserves for Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Earned Premiums	Fee Income and Other	Net Investment Income	Losses and Loss Adjustment Expenses Incurred	Amortization of Deferred Policy Acquisition Costs	Other Expenses	Net Written Premium
2003
Property and Casualty	22,423	202,296	157,178	274,027	72,081	6,683	199,670	51,801	47,265	263,001

Consolidated	22,423	202,296	157,178	274,027	72,081	6,683	199,670	51,801	47,265	263,001

2002
Property and Casualty	24,516	157,416	122,410	241,013	50,504	6,439	200,496	42,068	38,570	236,345

Consolidated	24,516	157,416	122,410	241,013	50,504	6,439	200,496	42,068	38,570	236,345

2001
Property and Casualty	14,004	105,993	93,973	158,580	57,055	6,443	128,887	50,342	32,097	133,297

Consolidated	14,004	105,993	93,973	158,580	57,055	6,443	128,887	50,342	32,097	133,297

BRISTOL WEST HOLDINGS, INC.

SCHEDULE IV

REINSURANCE

(in thousands)

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2003
Property and casualty insurance premiums	$602,266	$339,433	$11,194	$274,027	4%

Total premiums	$602,266	$339,433	$11,194	$274,027	4%

For the year ended December 31, 2002
Property and casualty insurance premiums	$438,121	$211,252	$14,144	$241,013	6%

Total premiums	$438,121	$211,252	$14,144	$241,013	6%

For the year ended December 31, 2001
Property and casualty insurance premiums	$295,169	$155,475	$18,886	$158,580	12%

Total premiums	$295,169	$155,475	$18,886	$158,580	12%

BRISTOL WEST HOLDINGS, INC.

SCHEDULE VI

SUPPLEMENTARY INFORMATION CONCERNING PROPERTY

AND CASUALTY INSURANCE OPERATIONS

(in thousands)

	Losses and Loss Adjustment Expenses Incurred Related to:
			Paid Losses and Loss Adjustment Expenses
	Current Year	Prior Years
Years ended December 31,
2003	$190,356	$9,314	$192,940
2002	172,311	28,185	157,305
2001	111,574	17,313	147,240

QuickLinks

BRISTOL WEST HOLDINGS, INC. 2003 ANNUAL REPORT
BRISTOL WEST HOLDINGS, INC. 2003 ANNUAL REPORT
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
Summary Compensation Table
OPTION GRANTS IN LAST FISCAL YEAR
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
  Item 12. Security Ownership of Certain Beneficial Owners and Management
PRINCIPAL STOCKHOLDERS
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Title
SIGNATURES
POWER OF ATTORNEY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
BRISTOL WEST HOLDINGS, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data)
BRISTOL WEST HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands, except share data)
BRISTOL WEST HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
BRISTOL WEST HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (in thousands, except per share data)
BRISTOL WEST HOLDINGS, INC. SCHEDULE I SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN AFFILIATES (in thousands)
BRISTOL WEST HOLDINGS, INC. SCHEDULE II CONDENSED FINANCIAL INFORMATION OF REGISTRANT BALANCE SHEETS (in thousands)
BRISTOL WEST HOLDINGS, INC. SCHEDULE II CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF INCOME (in thousands)
BRISTOL WEST HOLDINGS, INC. SCHEDULE II CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF CASH FLOW (in thousands)
BRISTOL WEST HOLDINGS, INC. SCHEDULE IV REINSURANCE (in thousands)
BRISTOL WEST HOLDINGS, INC. SCHEDULE VI SUPPLEMENTARY INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS (in thousands)