Form 10-Q
period 2004-03-31
BRISTOL WEST HOLDINGS INC
filed 2004-05-14
CIK 1272957

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004
Commission File No. 001-31984

BRISTOL WEST HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3994449 (I.R.S. Employer Identification No.)
5701 Stirling Road, Davie, Florida (Address of principal executive offices)	33314 (Zip Code)

Registrant's telephone number, including area code:
(954) 316-5200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

At March 31, 2004, the Registrant had issued and outstanding an aggregate of 30,871,848 shares of its Common Stock.

i

BRISTOL WEST HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

Item I

	(Unaudited) March 31, 2004	December 31, 2003
	(in thousands, except share data)
Assets:
Investments:
Fixed maturities available-for-sale (amortized cost $248,294—2004 and $136,065—2003)	$253,078	$139,502
Equity securities available-for-sale (cost $2,182—2004 and $1,782—2003)	2,185	1,783

Total investments	255,263	141,285
Cash and cash equivalents	33,080	9,256
Accrued investment income	2,087	1,627
Premiums receivable	183,261	142,229
Reinsurance recoverables on paid and unpaid losses & loss adjustment expenses	148,768	149,486
Prepaid reinsurance	107,246	95,037
Ceding commission receivable	100,323	90,513
Deferred policy acquisition costs	29,972	22,423
Property, equipment and leasehold improvements—net	15,397	13,082
Goodwill	101,677	101,677
Other assets	8,481	11,261

Total assets	$985,555	$777,876

Liabilities and Stockholders' Equity:
Liabilities:
Policy liabilities:
Reserve for losses and loss adjustment expenses	$198,416	$202,296
Drafts outstanding	2,169	2,154
Unearned premiums	199,549	157,178

Total policy liabilities	400,134	361,628
Reinsurance payables	168,513	159,598
Accounts payable and other liabilities	60,245	40,782
Deferred income taxes	6,778	5,633
Long-term debt	75,000	71,500

Total liabilities	710,670	639,141

Commitments and contingent liabilities (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value (15,000,000 shares authorized; 0 shares outstanding as of March 31, 2004 and December 31, 2003, respectively)	—	—
Common stock, $0.01 par value (200,000,000 shares authorized; 31,536,786 and 24,506,485 shares issued as of March 31, 2004 and December 31, 2003, respectively)	315	245
Additional paid-in capital	218,416	97,810
Treasury stock at cost (664,938 and 662,330 shares held as of March 31, 2004 and December 31, 2003, respectively)	(2,632)	(2,563)
Stock subscription receivable	(289)	(393)
Retained earnings	56,050	41,504
Accumulated other comprehensive income	3,025	2,132

Total stockholders' equity	274,885	138,735

Total liabilities and stockholders' equity	$985,555	$777,876

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Revenue:
Net premiums earned	$69,609	$72,387
Net investment income	1,805	1,670
Policy service fee revenues	17,850	15,974
Other income	613	399

Total revenue	89,877	90,430

Costs and Expenses:
Losses and loss adjustment expenses incurred	47,566	51,659
Commissions and other underwriting expenses	9,497	12,282
Other operating and general expenses	7,064	6,001
Interest expense	651	890
Extinguishment of debt	1,613	—
Stock based compensation expense	579	80

Total costs and expenses	66,970	70,912

Income before income taxes	22,907	19,518
Income tax expense	8,361	6,759

Net Income	$14,546	$12,759

Net income per common share—Basic	$0.51	$0.54
Net income per common share—Diluted	$0.48	$0.54

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Three Months Ended March 31, 2004 and 2003
	Common Stock	Additional Paid-in Capital	Treasury Stock	Stock Subscription Receivable	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders' Equity
	(in thousands, except share data)
Balance at January 1, 2004	$245	$97,810	$(2,563)	$(393)	$41,504	$2,132		$138,735
Issuance of common stock in initial public offering (6,250,000 shares)	62	113,099						113,161
Exercise of options and warrants, including tax benefit (750,751 shares)	8	6,928						6,936
Shares issued for services (29,550 shares)		579						579
Acquisition of treasury stock (2,608 shares)			(69)					(69)
Comprehensive income:
Net Income					14,546		14,546	14,546
Other, comprehensive income:
Unrealized gain on securities, net of reclassification adjustment						893	893	893

Comprehensive income							$15,439

Payment of stock subscriptions receivable				104				104

Balance at March 31, 2004	$315	$218,416	$(2,632)	$(289)	$56,050	$3,025		$274,885

Balance at January 1, 2003	$245	$95,151	$(2,509)	$(535)	$7,990	$2,474		$102,816
Options issued for services		80						80
Acquisition of treasury stock (2,608 shares)			(10)					(10)
Comprehensive income:
Net Income					12,759		12,759	12,759
Other, comprehensive income:
Unrealized gain on securities, net of reclassification adjustment						106	106	106
Interest rate cap adjustment						(121)	(121)	(121)

Comprehensive income							$12,744

Payment of stock subscriptions receivable				46				46

Balance at March 31, 2003	$245	$95,231	$(2,519)	$(489)	$20,749	$2,459		$115,676

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,546	$12,759
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of fixed maturity investments	379	231
Depreciation and amortization	1,128	948
Deferred federal income taxes	127	387
Stock based compensation	579	80
Extinguishment of debt	1,613	—
Changes in assets and liabilities:
Premiums receivable	(41,032)	(6,566)
Reinsurance receivables	(9,092)	4,413
Prepaid reinsurance premiums	(12,209)	(15,333)
Deferred policy acquisition costs	(7,549)	(3,399)
Losses and loss adjustment expenses	(3,880)	12,527
Unearned premiums	42,370	22,477
Drafts outstanding	16	(56)
Reinsurance payables	8,915	10,817
Other assets and liabilities	9,880	(9,135)

Net cash provided by operating activities	5,791	30,150

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed maturity investments—available-for-sale	(104,162)	(18,679)
Sales and maturities of fixed maturity investments—available-for-sale	4,458	10,036
Purchase of equity securities	(400)	—
Acquisition of property and equipment	(3,340)	(1,423)

Net cash used in investing activities	(103,444)	(10,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering of stock	113,161	—
Proceeds from exercise of stock options, including tax benefit	6,936	—
Acquisition of treasury stock	(69)	(10)
Principal payments on notes payable	(71,500)	—
Proceeds from acquisition of long term bank debt	75,000	—
Payment of fees and expenses related to acquisition of long-term debt	(2,140)	—
Other	89	23

Net cash provided by financing activities	121,477	13

NET INCREASE IN CASH	23,824	20,097
Cash, January 1	9,256	12,424

Cash, March 31	$33,080	$32,521

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share data)

1.    Nature of Operations

        Bristol West Holdings, Inc. (the "Company") is a property and casualty insurer writing and distributing private passenger automobile insurance. Given the similar nature of the product, the regulatory environment in which it operates, the type of customer and the method of distribution, the operations of the Company are one segment. As of March 31, 2004, the Company is licensed in 35 states and the District of Columbia. The Company consists of a holding company, four statutory entities (Bristol West Casualty Insurance Company, Bristol West Insurance Company, Security National Insurance Company and Coast National Insurance Company), agencies and claims servicing companies.

2.    Basis of Presentation

        The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

        On February 12, 2004, the Company declared a 130.38-for-one split of its outstanding common stock (see Note 4). All references to number of shares, per share amounts and stock options data have been restated to reflect the stock split. The authorized number of shares of common stock has been increased to 200,000,000. In addition, 15,000,000 shares of preferred stock, par value $0.01 per share, have been authorized.

3.    Debt

        On February 18, 2004, the Company completed a refinancing of its secured credit facility. The new bank agreement ("Bank Agreement") consists of: (1) a $50,000 Secured Revolving Credit Facility, which includes up to $15,000 of letters of credit and matures in 2009, (2) a $35,000 Term A Loan, which matures in 2010 and (3) a $40,000 Term B Loan, which matures in 2011. The Company's interest rate on borrowings under the Bank Agreement is London Interbank Offered Rate (LIBOR) plus a margin (1% to 2.25%), which is determined based on the Company's consolidated total debt to consolidated total capitalization ratio. The Company also pays certain commitment fees. The Bank Agreement is secured by a pledge of stock of certain of the Company's subsidiaries. The refinancing had the effect of extending the maturity of the Company's debt coming due in 2005 through 2007. The Company had no borrowings on the revolving credit line at March 31, 2004. The amount outstanding on the new bank agreement at March 31, 2004 was $75,000. In connection with the refinancing, the Company recorded a charge of $1,613 related primarily to the write-off of deferred financing fees.

4.    Initial Public Offering

        On February 12, 2004, an initial public offering of 17,250,000 shares of the Company's common stock (after effect of a 130.38-for-one stock split (see Note 2)) was completed. The Company sold 6,250,000 shares resulting in net proceeds to the Company (after deducting issuance costs) of approximately $113,162. The Company contributed $110,000 of the proceeds to its insurance subsidiaries, which increased their statutory surplus. The additional capital will permit the Company to reduce its reinsurance purchases and to retain more gross premiums written over time. The Company intends to use the remaining $3,162 for general corporate purposes at the holding company level. Additionally, selling shareholders sold 11,000,000 shares of common stock in connection with the initial public offering, which included the exercise of the underwriters' over-allotment of 2,250,000 shares. Although the Company did not receive any proceeds for the sale of stock by the selling shareholders, the Company did receive net proceeds of approximately $6,936, including the related tax benefit, from the selling shareholders' exercise of stock options and warrants of 750,751 shares.

5.    Net Income per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2004	2003
Net income applicable to common stockholders	$14,546	$12,759

Weighted average common shares—basic	28,477,799	23,814,820
Effect of dilutive securities:
Options	1,670,801	—
Warrants	306,008	—

Weighted average common shares—dilutive	30,454,608	23,814,820

Basic Earnings Per Share	$0.51	$0.54

Diluted Earnings Per Share	$0.48	$0.54

6.    Stock Options

        In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company has elected to continue to apply APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options.

The following table illustrates the effect on net income and net income per share if the Company had applied SFAS No. 123 to stock based compensation.

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$14,546	$12,759
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(61)	(52)

Pro forma net income	$14,485	$12,707

Net income per share
Basic—As reported	$0.51	$0.54
Basic—Pro forma	$0.51	$0.53
Diluted—As reported	$0.48	$0.54
Diluted—Pro forma	$0.48	$0.53

7.    Commitments and Contingencies

        In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of the results of operations for the three months ended March 31, 2004 and March 31, 2003 has been derived from and should be read in conjunction with the consolidated financial statements included elsewhere in this document.

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

        Our insurance subsidiaries offer insurance coverage exclusively through a network of approximately 5,500 independent agents and brokers, some of whom operate from multiple locations. We are licensed to provide insurance in 35 states and the District of Columbia, though we focus our resources in 18 states that we believe provide significant opportunity for profitable growth. Our non-insurance subsidiaries provide our policyholders a variety of services, including policy servicing and installment payment plans.

        Our revenues are derived principally from the following:

  •
  net premiums earned, which comprises the premiums we earn from sales of non-standard automobile insurance policies minus those premiums that we cede to our reinsurers;

  •
  net investment income we earn on our invested assets;

  •
  policy service fee revenues, which are composed primarily of policy origination fees and installment fees from our policyholders; and

  •
  other income, which primarily represents commission income we earn through a general agency we own in Texas.

        Our expenses consist primarily of the following:

  •
  losses and loss adjustment expenses, including estimates for losses and loss adjustment expenses incurred during the period and changes in estimates from prior periods, less the portion of those loss and loss adjustment expenses that we ceded to our reinsurers;

  •
  commissions and other underwriting expenses, which consist of commissions we pay to agents and brokers, premium taxes and other expenses related to the production and underwriting of insurance policies, less ceding commissions that we receive under our reinsurance contracts;

  •
  other operating and general expenses, which include general and administrative expenses, depreciation and other expenses;

  •
  interest expense under our bank credit facility; and

  •
  income taxes, which include both federal and state income taxes.

Results of Operations

        The table below summarizes certain operating results we use in monitoring and evaluating our operations. The information provided is intended to summarize and supplement information contained in our consolidated financial statements and to assist the reader in gaining a better understanding of our results of operations.

	Periods ended March 31,
	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Net premiums earned	$69,609	$72,387
Net investment income	1,805	1,670
Policy service fee revenues	17,850	15,974
Other income	613	399

Total revenue	89,877	90,430

Costs and Expenses:
Losses and loss adjustment expenses incurred	47,566	51,659
Commissions and other underwriting expenses	9,497	12,282
Other operating and general expenses	7,064	6,001
Interest expense	651	890
Extinguishment of debt	1,613	—
Stock based compensation expense	579	80

Total costs and expenses	66,970	70,912

Income before income taxes	22,907	19,518
Income tax expense	8,361	6,759

Net Income	$14,546	$12,759

Per Share Data:
Net income per common share—Basic	$0.51	$0.54
Net income per common share—Diluted	$0.48	$0.54
Operating Data:
Gross premiums written	$205,617	$164,383
Net premiums written	99,771	68,357
Gross premiums earned	163,246	141,905
Ratios:
Loss ratio (a)	54.0%	58.2%
Expense ratio (b)	18.8%	20.6%

Combined ratio (c)	72.8%	78.8%

(a)
Loss ratio is the ratio, expressed as a percentage, of (i) losses and loss adjustment expenses incurred, divided by (ii) the sum of (A) net premiums earned, (B) policy service fee revenues, (C) outsourcing servicing fees and (D) other income.

(b)
Expense ratio is the ratio, expressed as a percentage, of (i) the sum of (A) commissions and other underwriting expenses and (B) other operating and general expenses divided by (ii) the sum of (A) net premiums earned, (B) policy service fee revenues, (C) outsourcing servicing fees and (D) other income.

(c)
Combined ratio is the sum of the loss ratio and the expense ratio. This ratio is used by our management to evaluate our operating profitability.

Overview of Operating Results

        Net income increased by 13.3% from $12.8 million for the three months ended March 31, 2003 to $14.5 million for the three months ended March 31, 2004. During the three months ended March 31, 2004, the Company incurred an after tax charge of $1.0 million related to the write-off of deferred financing costs related to a refinanced bank facility as discussed later. Also, the company incurred an after tax charge of $0.4 million related to stock-based compensation expense associated with a gift share program whereby all employees who were not already owners of stock in the Company were granted shares in conjunction with the Company's initial public offering. Without these two charges, net income for the quarter would have been $15.9 million. The increase in net income in 2004 as compared to the same period in the prior year is primarily attributable to growth in gross written and gross earned premium and an improvement in the underlying profitability on the business written. The Company's loss and loss adjustment expense ratio improved from 58.2% for the three months ended March 31, 2003 to 54.0% for the three months ended March 31, 2004 as a result of underwriting, premium rate and product changes coupled with continued operational improvements in our claims division. The Company's expense ratio improved from 20.6% for the three months ended March 31, 2003 to 18.8% for the three months ended March 31, 2004 as a result of increased ceding commissions resulting from an improved combined ratio on the business ceded and continued operational efficiencies.

Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003

        Gross Premiums Written.    Gross premiums written increased to $205.6 million for the three months ended March 31, 2004, or by 25.1%, compared to $164.4 million for the same period in 2003. The growth in premium is primarily the result of an increase in the average premium per policy and improved policy retention rates. In California, our largest market, gross written premium increased by 22.8% from $108.1 million for the three months ended March 31, 2003 to $132.7 million for the three months ended March 31, 2004, primarily as a result of the improved retention rate. In Florida, our second largest market, gross written premium increased 22.7% from $18.5 million for the three months ended March 31, 2003 to $22.7 million for the three months ended March 31, 2004. In Michigan, our third largest market, gross written premium increased by 63.5% from $10.4 million for the three months ended March 31, 2003 to $17.0 million for the three months ended March 31, 2004. In both of these states, we introduced more segmentation into our rating structures, which rendered our products more broadly competitive, and we appointed additional producers.

        Net Premiums Written.    Net written premium for the three-month period ended March 31, 2004 was $99.8 million compared to $68.4 million for the same period in 2003, representing an increase of 45.9%. The increase in net premiums written exceeded the increase in gross premiums written as a result of changes in the Company's underlying reinsurance programs. The most significant change relates to the percentage of premiums ceded under our quota share reinsurance treaty, whereby the cession rate was decreased from 60% for the 2003 underwriting year to 50% for the 2004 underwriting year.

        Net Premiums Earned.    Net premiums earned for the first quarter of 2004 were $69.6 million compared to $72.4 million for the same quarter in 2003, representing a decrease of 3.9%. This decrease is related to changes in our underlying quota share reinsurance contracts, which are structured on an underwriting year basis. Net premiums earned in the first quarter of 2004 were impacted by premiums written in underwriting year 2003, which was ceded at 60%. Net premiums earned in the first quarter of 2003 were impacted by premiums written in underwriting year 2002, which was ceded at approximately 50%. As the year progresses the relationship between net written and net earned premiums should become more comparable.

        Net Investment Income and Realized Capital Gains.    Net investment income for the first quarter was $1.8 million compared to $1.7 million for the same quarter in 2003. This increase is attributable to a larger average invested asset base as the result of the Company's initial public offering (IPO) completed in February. Proceeds from the IPO were invested largely in municipal bonds, which now account for approximately 26.3% of the portfolio as compared to 4.5% as of the same period in 2003.

        Policy Service Fee Revenues.    Policy service fee revenues for the first quarter were $17.9 million compared to $16.0 million for the same period in 2003, representing an increase of 11.9%. The growth was similar to the growth in gross earned premium as fees are recognized over the terms of the underlying policies.

  Costs and Expenses

        Losses and Loss Adjustment Expenses.    Loss and loss adjustment expenses incurred for the first quarter 2004 were $47.6 million compared to $51.7 million for the same period in 2003. The loss and loss adjustment expense ratio for the quarter was 54.0% compared to 58.2% for the same quarter in 2003. The improvement in the loss ratio is the result of underwriting, premium rate and product changes coupled with no adverse development in the current quarter on gross loss and loss adjustment expense reserves from prior years. Adverse loss development occurs when loss and loss adjustment expense reserves established for accidents that took place in years prior to the current year prove to be inadequate and management increases those reserves to reflect the revised estimate of the ultimate losses related to such accidents. Such increases result in a charge to loss and loss adjustment expenses in the current year.

        Commissions and Other Underwriting Expenses.    Commissions and other underwriting expenses for the first quarter of 2004 were $9.5 million compared to $12.3 million for the same period in 2003, representing a decrease of 22.8%. The decrease is related to an increase in ceding commissions earned under our quota share reinsurance contracts as a result of the improvement in the underlying combined ratio on the business ceded.

        Other Operating and General Expenses.    Other operating and general expenses for the first quarter were $7.1 million compared to $6.0 million for the same period in 2003, representing an increase of 18.3%. The increase was due to the increase in gross written premium and the related increase in expenses that are variable such as telephone and bank service charges associated with the lock box facilities used for collecting payments from policyholders. The growth in operating and general expenses was less than the growth in gross written premium as some of our expenses, such as rent, are fixed until the scale of our business drives our need for additional facilities.

        Interest Expense.    Interest expense for the quarter was $0.7 million compared to $0.9 million for the same period in 2003. The decrease is the result of the decrease in LIBOR. The aggregate weighted average interest rate was 2.9% in the first quarter of 2004 as compared to 3.2% in the comparable period of 2003. As of March 31, 2004 the Company had $75.0 million of outstanding debt as compared to $71.5 million at March 31, 2003.

        Ratios.    Our combined ratio was 72.8% for the three months ended March 31, 2004, compared to 78.8% for the same period in 2003, an improvement of 6.0 points. The improvement relates to the aforementioned improvements in both our loss ratio and expense ratio. For the period ended March 31, 2003, the Company's combined ratio was impacted negatively by 5.1% points from adverse development on loss reserves recorded at the previous year-end.

        Income Taxes.    Income taxes for the first quarter 2004 were $8.4 million for an effective tax rate of approximately 36.5%. This effective rate is comprised of 34.0% for federal income taxes and 2.5% for state income taxes.

Financial Condition

  Liquidity and Capital Resources

        We are organized as a holding company with all of our operations being conducted by our insurance subsidiaries, which underwrite the risks associated with our insurance policies. Our non-insurance subsidiaries provide our policyholders and our insurance subsidiaries a variety of services related to the insurance policies. We have continuing cash needs for the payment of principal and interest on borrowings, dividends, taxes and administrative expenses. These ongoing obligations are funded with dividends from our non-insurance subsidiaries and taxes paid by each subsidiary through an inter-company tax allocation agreement.

        In February 2004, an initial public offering of 17,250,000 shares of the Company's common stock was completed. The Company sold 6,250,000 shares providing net proceeds to the Company, after deducting issuance costs, of approximately $113.2 million. The Company contributed $110.0 million of the proceeds to its primary insurance subsidiaries, which increased its statutory surplus. Over time, the additional capital will permit the Company to reduce its reinsurance purchases and to retain more gross premiums written. The Company intends to use the remaining $3.2 million for general corporate purposes at the holding company level.

        In February 2004, the Company completed a refinancing of its secured credit facility. The new bank agreement ("Bank Agreement") consists of: (1) a $50.0 million Secured Revolving Credit Facility, which includes up to $15.0 million of letters of credit, (2) a $35.0 million Term A Loan and (3) a $40.0 million Term B Loan. The Company's interest rate on borrowings under the Bank Agreement is LIBOR plus a margin ranging from 1.0% to 2.25%, which is determined based on the Company's consolidated total debt to consolidated total capitalization ratio. The Company also pays certain commitment fees. The Bank Agreement is secured by a pledge of stock of certain of the Company's subsidiaries.

        There are no restrictions on the payment of dividends by our non-insurance subsidiaries other than customary state corporation laws regarding solvency. Dividends from our insurance subsidiaries are subject to restrictions relating to statutory surplus and earnings. As of December 31, 2003, our insurance subsidiaries could pay dividends of $1.1 million without seeking regulatory approval. Our insurance subsidiaries have not paid any dividends since 1999, which has not impacted our ability to meet our obligations. In addition, we do not anticipate that our insurance subsidiaries will pay dividends in the foreseeable future because we wish to reduce our reinsurance purchases in order to retain more of the gross premiums written we generate and seek stronger financial strength ratings for our insurance subsidiaries, both of which require that the surplus of our insurance subsidiaries be increased. Because our non-insurance subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, we expect to use those funds to service all of our corporate financial obligations, such as debt service and stockholder dividends.

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

        On May 5, 2004, the Board of Directors approved a dividend of $0.05 per common share resulting in a total payout of approximately $1.5 million from available cash at Bristol West Holdings, Inc. The dividend will be paid to shareholders of record on May 19, 2004 payable on June 2, 2004.

        Net cash provided by operating activities was $5.8 million for the three months ended March 31, 2004 as compared to $30.1 million for the same period in 2003. The decrease from the prior year relates to settlements of ceding commissions and funds received in conjunction with the commutation of a quota-share reinsurance contract in the first quarter of 2003. In the first quarter of 2003, we received approximately $27.8 million under reinsurance contracts commuted and in run-off as compared to $10.6 million for comparable settlements in the first quarter of 2004.

        Net cash used in investment activities amounted to $(103.4) million and $(10.1) million for the three months ended March 31, 2004 and 2003, respectively, and was primarily used to purchased fixed income securities. The increase in cash (used in) investment activities during 2004 was due to the investment of proceeds from the Company's initial public offering (IPO) that was completed in February 2004.

        Net cash provided by financing activities was $121.5 million for the three months ended March 31, 2004 as compared to $0.0 for the same period in 2003. As mentioned above, the increase in cash from financing activities is attributable to the Company's IPO.

Investments

        We had total cash, cash equivalents and invested assets of $288.3 million as of March 31, 2004. The following table summarizes our cash, cash equivalents and invested assets.

	Cost/ Amortized Cost	Fair Value	% of Total at Fair Value
	(in millions)
Debt securities, available for sale	$248.3	$253.1	87.8%
Equity securities, available for sale	2.2	2.2	0.8%
Cash and cash equivalents	33.0	33.0	11.4%

Total	$283.5	$288.3	100.0%

        Investment Strategy.    We believe that our investment portfolio is highly liquid and consists of readily marketable, high quality investment-grade debt securities. We currently do not invest in common equity securities, other than our investment in OneShield, Inc., and we have no exposure to foreign currency risk. Our portfolio is managed by Hyperion Capital Management, Inc. for a fee of 12.5 basis points of assets under management, and includes all related accounting and statutory investment reporting. Our investment strategy recognizes our need to maintain capital adequate to support our insurance operations.

        Investment Portfolio.    Our investment portfolio consists primarily of debt securities, all of which are classified as available for sale, and are carried at fair value with unrealized gains and losses reported in our financial statements as a separate component of stockholders' equity on an after-tax basis. As of March 31, 2004, the fair value of our investment portfolio of $255.3 million included $4.8 million in pre-tax net unrealized gains. We had no realized pre-tax net gains or losses for the three months ended March 31, 2004. The weighted average pre-tax equivalent book yield of the portfolio was 4.15% at March 31, 2004.

        Our investment objectives are to maximize liquidity, minimize credit risk and maximize book income, and thus our portfolio at March 31, 2004 had an average Standard & Poor's rating of "AA+".

The following table presents the composition of our investment portfolio by type of investment as of March 31, 2004.

	As of March 31, 2004
	(in millions)
Cash and cash equivalents	$33.0	11.4%
U.S. Government securities	9.6	3.3%
Mortgage backed bonds	30.0	10.4%
Tax exempt bonds	75.8	26.3%
Collateralized mortgage obligations	32.0	11.1%
Corporate and other	100.9	35.0%
Preferred stocks	0.2	0.1%
Common stocks	2.0	0.7%
Net unrealized gains on fixed maturities	4.8	1.7%

Total investments at market value	$288.3	100.0%

        We have significantly increased our portfolio allocation to tax-exempt bonds as of March 31, 2004. Given our current tax position resulting from our profitable operating performance, the after tax yield to us on tax-exempt bonds compares favorably with that of taxable bonds.

        The following table presents the composition, by type of security, including the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities available for sale in our investment portfolio as of March 31, 2004.

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Market Value
	(in millions)
U.S. Government securities	$9.6	$0.2	$—	$9.8
Mortgage backed bonds	30.0	0.2	0.1	30.1
Tax exempt bonds	75.8	1.1	0.4	76.5
Collateralized mortgage obligations	32.0	1.1	0.0	33.1
Corporate and other	100.9	2.8	0.1	103.6

Total fixed maturities	248.3	5.4	0.6	253.1
Equity and preferred stock	2.2	0.0	0.0	2.2

Total	$250.5	$5.4	$0.6	$255.3

        The quality distribution of our fixed maturity portfolio as of March 31, 2004 was as follows:

	NAIC Rating	Amortized Cost	Fair Value	% of Total at Fair Value
	(in millions)
Standard & Poor's Rating
AAA	1	$179.1	$181.3	71.6%
AA	1	19.6	20.1	7.9%
A	1	29.5	30.8	12.2%
BBB	2	9.5	10.0	4.0%
BB	2	1.0	1.1	0.4%
U.S. Treasuries agencies	1	9.6	9.8	3.9%

Total fixed maturity investments		$248.3	$253.1	100.0%

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

        As of March 31, 2004, investments carried at a fair value of $10.5 million and approximately $2.9 million of cash were on deposit with state insurance regulatory authorities.

        Cash and Cash Equivalents.    Our cash and cash equivalents consist primarily of cash balances and short-term investments in commercial paper, with original maturities of three months or less, and money market funds. The increase in cash balances from December 31, 2003 relates primarily to approximately $12.0 million payable for investments purchased that were not settled at March 31, 2004.

Forward-Looking Statements

        This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties including, without limitation, the factors set forth below and under the caption "Risk Factors" in the prospectus filed with the Commission on February 11, 2004, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with the Company's Registration Statement on Form S-1 (File No. 333-111259). Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

        Certain important factors, which are discussed elsewhere in this document and in our Registration Statement on Form S-1 described above, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We believe that we are principally exposed to two types of market risk: interest rate risk and credit risk.

Interest Rate Risk

        Investments.    Our investment portfolio consists primarily of debt securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities portfolio is interest rate risk, which we strive to limit by managing duration to a defined range of three to four years and laddering or utilizing an even distribution in the maturities of the securities we purchase to achieve our duration target. Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities held in our portfolio. The fair value of our fixed maturity portfolio is directly impacted by changes in market interest rates. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield and liquidity tailored to the anticipated cash outflow characteristics of our liabilities. The effective duration of the portfolio as of March 31, 2004 was 3.75 years. Should market interest rates increase 1.0%, our fixed income portfolio would be expected to decline in market value by approximately $10.1 million, or 3.53%. Conversely, a 1.0% decline in interest rates would result in approximately $9.6 million, or 3.35%, appreciation in the market value of our fixed income portfolio. These market value changes are a result of the effective duration of the portfolio, as well as the slightly negative convexity of the portfolio.

        Credit Facility.    Our exposure to market risk for changes in interest rates also relates to the interest expense of variable rate debt under a bank credit agreement that we entered into on February 18, 2004. The credit agreement is a floating rate borrowing facility and the interest rate we pay increases or decreases with the changes in interest rates, specifically LIBOR. Based on our borrowings under the floating rate credit agreement at February 27, 2004, a 10% change in market interest rates would increase our annual net interest expense by approximately $87 thousand.

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

        Reinsurance.    We are subject to credit risks with respect to our reinsurers. Although our reinsurers are liable to us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance agreements do not limit our ultimate obligations to pay claims to policyholders and we may not recover claims made to our reinsurers. Our reinsurers are rated from "A–" to "A++" by A.M. Best.

Item 4. Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        Reference is made to "Item 3.—Legal Proceedings" of the Company's 2003 Annual Report of Form 10-K.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        On February 12, 2004, the Company commenced the initial public offering of its common stock, par value $.01 per share, pursuant to its Registration Statement on Form S-1 (File No. 333-111259), which was declared effective by the Securities and Exchange Commission on February 11, 2004. The Company registered 17,250,000 shares of common stock at an aggregate maximum offering price of $345.0 million pursuant to the registration statement. Pursuant to the offering, 17,250,000 shares were sold for an aggregate offering price of $345 million including 6,250,000 shares issued and sold by the Company and 11,000,000 shares sold by selling stockholders. The managing underwriters for the offering were Credit Suisse First Boston and Bear, Stearns & Co. Inc.

        The Company did not receive any proceeds from the sale of stock by the selling stockholders in the offering. The net proceeds received by the Company in the offering were $113.2 million as follows:

Aggregate offering proceeds to the Company	$125.0
Underwriting discounts and commissions	8.4
Finders fee	—
Expenses paid to or for underwriters	—
Other fees and expenses (estimated)	3.4

Total expenses (estimated)	11.8

Net proceeds to the Company	$113.2

        The Company contributed $110.0 million to its primary insurance subsidiary, which invested the full amount in fixed maturity securities. The remainder of the proceeds, approximately $3.2 million, was retained by Bristol West Holdings, Inc. for working capital purposes.

Repurchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2004 to January 31, 2004	—	—	—	—
February 1, 2004 to February 29, 2004	2,608	$20.00	—	—
March 1, 2004 to March 31, 2004	—	—	—	—

Total	2,608	$20.00	—	—

        A total of 2,608 shares were repurchased from a former employee pursuant to an Employee Stockholder's Agreement.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K.

        (a)   List of exhibits:

        Reference is made to the Exhibits filed in the Company's 2003 10-K, filed on March 24, 2004.

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
10.1
Quota Share Reinsurance Agreement, effective January 1, 2002, among Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company, Bristol West Casualty Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA (incorporated by reference to Exhibit 10.2 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.2
Addendum I to Quota Share Reinsurance Agreement, between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company and Bristol West Casualty Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA (incorporated by reference to Exhibit 10.3 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)

10.3
Addendum II to Quota Share Reinsurance Agreement between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company and Bristol West Casualty Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA (incorporated by reference to Exhibit 10.4 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.4
Quota Share Reinsurance Agreement, effective January 1, 2002, among Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company, Bristol West Casualty Insurance Company and Alea London, Ltd. (incorporated by reference to Exhibit 10.5 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.5
Addendum I to Quota Share Reinsurance Agreement between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company and Bristol West Casualty Insurance Company and Alea London, Ltd. (incorporated by reference to Exhibit 10.6 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.6
Quota Share Reinsurance Agreement, effective January 1, 2002, between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company, Bristol West Casualty Insurance Company and Chubb Atlantic Reinsurance Specialists Ltd. (incorporated by reference to Exhibit 10.7 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.7
Addendum I to Quota Share Reinsurance Agreement between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company and Bristol West Casualty Insurance Company and Chubb Atlantic Reinsurance Specialists Ltd. (incorporated by reference to Exhibit 10.8 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.8
Addendum II to Quota Share Reinsurance Agreement between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company and Bristol West Casualty Insurance Company and Chubb Atlantic Reinsurance Specialists Ltd. (incorporated by reference to Exhibit 10.9 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.9
Credit Agreement dated February 18, 2004 among the Registrant, the Lenders, Credit Suisse First Boston, Administrative Agent, ING Capital LLC, Syndication Agent, Bear Stearns Corporate Lending Inc. and UBS Securities LLC as Co-Documentation Agents (incorporated by reference to Exhibit 10.10 of Registrant's Annual Report on Form 10-K (File No. 001-31984) filed on March 24, 2004)
10.10	Form of California Broker's Agreement (incorporated by reference to Exhibit 10.12 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.11
Letter Agreement, dated as of July 9, 1998, between the Registrant and Fisher Capital Corp. LLC (incorporated by reference to Exhibit 10.13 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.12
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
10.14
Stock Option Plan for the Management and Key Employees of the Registrant and Subsidiaries (incorporated by reference to Exhibit 10.16 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.15
Employment Agreement, dated as of January 1, 2004, between James R. Fisher and Bristol West Holdings, Inc. (incorporated by reference to Exhibit 10.17 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
10.16	2004 Stock Incentive Plan for the Registrant and Subsidiaries (incorporated by reference to Exhibit 10.18 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
  (b)
  Reports of Form 8-K filed or furnished during the quarter ended March 31, 2004:

  (i)
  Current Report on Form 8-K filed March 17, 2004 announcing the results for the fourth quarter and full year ended December 31, 2003. Under the Form 8-K, the Company furnished (not filed), pursuant to Item 12, under Item 7 the press release entitled "Bristol West Issues 2003 Year End Financial Results" as an exhibit under Item 7.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL WEST HOLDINGS, INC. (Registrant)
May 13, 2004 Date	By:	/s/ JAMES R. FISHER (Signature)
	Name:	James R. Fisher
	Title:	Chairman, Chief Executive Officer (Principal Executive Officer)
May 13, 2004 Date	By:	/s/ RANDY D. SUTTON (Signature)
	Name:	Randy D. Sutton
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

INDEX TO QUARTERLY REPORT ON FORM 10-Q
BRISTOL WEST HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS
  Item I
BRISTOL WEST HOLDINGS, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
BRISTOL WEST HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
BRISTOL WEST HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
BRISTOL WEST HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (in thousands, except per share data)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES