Form 10-Q
period 2004-06-30
BRISTOL WEST HOLDINGS INC
filed 2004-08-13
CIK 1272957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

Commission File No. 001-31984

BRISTOL WEST HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3994449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5701 Stirling Road, Davie, Florida	33314
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
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

Yes  ☐  No  ☒

At June 30, 2004, the Registrant had issued and outstanding an aggregate of 31,697,198 shares of its Common Stock.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

BRISTOL WEST HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2004	December 31, 2003
	(in thousands, except share data)
Assets:
Investments:
Fixed maturities available-for-sale (amortized cost $249,343—2004, and $136,065—2003)	$246,304	$139,502
Equity securities (cost $2,181—2004, $1,782—2003)	2,182	1,783
Total investments	248,486	141,285
Cash and cash equivalents	31,319	9,256
Accrued investment income	2,598	1,627
Premiums receivable	176,724	142,229
Reinsurance recoverables on paid and unpaid losses & loss adjustment expenses	150,380	149,486
Prepaid reinsurance	103,331	95,037
Ceding commission receivable	111,092	90,513
Deferred policy acquisition costs	31,200	22,423
Property, equipment and leasehold improvements - net	15,475	13,082
Goodwill	101,677	101,677
Other assets	10,708	11,261
Total assets	$982,990	$777,876
Liabilities and Stockholders’ Equity:
Liabilities:
Policy liabilities:
Reserve for losses and loss adjustment expenses	$206,704	$202,296
Drafts outstanding	2,041	2,154
Unearned premiums	200,326	157,178
Total policy liabilities	409,071	361,628
Reinsurance payables	163,733	159,598
Accounts payable and other liabilities	42,420	40,782
Deferred income taxes	3,517	5,633
Long-term debt	74,463	71,500
Total liabilities	693,204	639,141
Commitments and contingent liabilities (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value (15,000,000 shares authorized; 0 shares outstanding as of June 30, 2004 and December 31, 2003, respectively)	—	—
Common stock, $0.01 par value (200,000,000 shares authorized 32,380,234 and 24,506,485 shares issued as of June 30, 2004 and December 31, 2003, respectively)	324	245
Additional paid-in capital	229,474	97,810
Retained earnings	70,156	41,504
Deferred compensation on restricted stock	(4,970)	—
Treasury stock at cost (683,036 and 662,330 shares held as of June 30, 2004 and December 31, 2003, respectively)	(2,965)	(2,563)
Stock subscription receivable	(198)	(393)
Accumulated other comprehensive (loss) income	(2,035)	2,132
Total stockholders’ equity	289,786	138,735
Total liabilities and stockholders’ equity	$982,990	$777,876

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Revenue:
Net earned premium	$81,101	$72,403	$150,710	$144,790
Net investment income	2,258	1,687	4,063	3,357
Realized gain on investments - net	69	50	69	50
Policy service fee revenues	18,504	19,472	36,354	35,446
Other income	457	336	1,070	735

Total revenue	102,389	93,948	192,266	184,378

Costs and Expenses:
Losses and loss adjustment expenses incurred	54,652	52,989	102,218	104,648
Commissions and other underwriting expenses	13,890	15,707	23,387	27,989
Other operating and general expenses	8,350	6,245	15,414	12,246
Interest expense	723	791	1,374	1,681
Extinguishment of debt	—	—	1,613	—
Stock based compensation expense	92	272	671	352

Total costs and expenses	77,707	76,004	144,677	146,916

Income before income taxes	24,682	17,944	47,589	37,462

Income tax expense	9,009	7,476	17,370	14,235

Net Income	$15,673	$10,468	$30,219	$23,227

Net income per common share - Basic	$0.50	$0.44	$1.01	$0.98
Net income per common share - Diluted	$0.48	$0.42	$0.95	$0.95

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30,
	2004		2003
	(in thousands, except share data)

Common Stock
Balance, beginning of period	$245		$245
Issuance of common stock in initial public offering (6,250,000 shares — 2004)	63		—
Exercise of options and warrants, including tax benefit (1,297,764 shares — 2004)	13		—
Shares issued for services (29,950 shares—2004)	—		—
Issuance of restricted common stock (296,035 shares — 2004)	3		—
Balance, end of period	$324		$245

Additional Paid-In Capital
Balance, beginning of period	$97,810		$95,151
Issuance of common stock in initial public offering (6,250,000 shares — 2004)	113,368		—
Exercise of options and warrants, including tax benefit (1,297,764 shares — 2004)	12,326		—
Shares issued for services (29,950 shares—2004)	526		—
Options issued for services	-		352
Issuance of restricted common stock (296,035 shares — 2004)	5,444		—
Balance, end of period	$229,474		$95,503

Retained Earnings
Balance, beginning of period	$41,504		$7,990
Net Income	30,219	$30,219	23,227	$23,227
Cash dividend to common shareholders ($0.05 per share — 2004)	(1,567)		—
Balance, end of period	$70,156		$31,217

Deferred Compensation on Restricted Stock
Balance, beginning of period	$—		$—
Issuance of restricted common stock (296,035 shares — 2004)	(5,447)		—
Amortization of deferred compensation on restricted stock	144		—
Restricted stock forfeited (18,098 shares)	333		—
Balance, end of period	$(4,970)		$—

Treasury Stock
Balance, beginning of period	$(2,563)		$(2,509)
Acquisition of treasury stock (2,608 shares — 2004, 3,911 shares — 2003)	(69)		(34)
Restricted stock forfeited (18,098 shares)	(333)		—
Balance, end of period	$(2,965)		$(2,543)

Stock Subscription Receivable
Balance, beginning of period	$(393)		$(535)
Payment of stock subscriptions receivable	195		98
Balance, end of period	$(198)		$(437)

Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	$2,132		$2,474
Unrealized holdings (losses) gains arising during the period	(4,034)		1,681
Less: reclassification adjustment	(133)		—
Net unrealized (losses) gains on securities	(4,167)	(4,167)	1,681	1,681
Interest rate cap adjustment	—		(117)	(117)
Balance, end of period	$(2,035)		$4,038

Comprehensive Income		$26,052		$24,791

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six months ended June 30,
	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,219	$23,227
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of fixed maturity investments	998	626
Depreciation and amortization	2,302	1,953
Realized investment gain	(69)	(50)
Deferred federal income taxes	175	4,474
Stock based compensation	671	352
Extinguishment of debt	1,613	—
Changes in assets and liabilities:
Premiums receivable	(34,495)	1,275
Reinsurance receivables	(21,473)	(35,794)
Prepaid reinsurance premiums	(8,294)	(22,212)
Deferred policy acquisition costs	(8,777)	807
Losses and loss adjustment expenses	4,408	33,572
Unearned premiums	43,148	21,708
Drafts outstanding	(113)	(248)
Reinsurance payables	4,135	22,793
Other assets and liabilities	1,612	(18,570)
Net cash provided by operating activities	16,060	33,913

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed maturity investments - available-for-sale	(135,863)	(41,913)
Sales and maturities of fixed maturity investments - available-for-sale	21,887	22,372
Purchase of equity securities	(400)	—
Acquisition of property and equipment	(4,536)	(3,442)
Net cash used in investing activities	(118,912)	(22,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering of stock	113,431	—
Proceeds from exercise of stock options, including tax benefit	12,339	—
Acquisition of treasury stock	(69)	(34)
Principal payments on notes payable	(72,038)	—
Proceeds from acquisition of long-term bank debt	75,000	—
Payment of fees and expenses related to acquisition of long-term debt	(2,325)	—
Payment of dividends to stockholders	(1,567)	—
Other	144	197
Net cash provided by financing activities	124,915	163
NET INCREASE IN CASH AND CASH EQUIVALENTS	22,063	11,093
Cash and cash equivalents, January 1	9,256	12,424
Cash and cash equivalents, June 30	$31,319	$23,517

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 (in thousands, except per share data)

1.              Nature of Operations

Bristol West Holdings, Inc. (the “Company”) is a holding company engaged in the distribution and underwriting of private passenger automobile insurance through its subsidiaries. The Company conducts its business as a single segment, given that the product, the regulatory framework, the type of customer and the method of distribution vary little from state to state. As of June 30, 2004, the Company was licensed in 35 states and the District of Columbia. The Company consists of a holding company, four property and liability insurance companies (Bristol West Casualty Insurance Company, Bristol West Insurance Company, Security National Insurance Company and Coast National Insurance Company), agencies and claims servicing companies.

2.              Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

On February 12, 2004, the Company declared a 130.38-for-one split of its outstanding common stock (see Note 4). All references to number of shares, per share amounts and stock option data have been restated to reflect the stock split. The authorized number of shares of common stock has been increased to 200,000,000. In addition, 15,000,000 shares of preferred stock, par value $0.01 per share, are authorized.

3.              Debt

On February 18, 2004, the Company completed a refinancing of its secured credit facility. This bank agreement (“Bank Agreement”) consists of: (1) a $50,000 Secured Revolving Credit Facility, which includes up to $15,000 of letters of credit and matures in 2009, (2) a $35,000 Term A Loan, which matures in 2010 and (3) a $40,000 Term B Loan, which matures in 2011. The Company’s interest rate on borrowings under the Bank Agreement is London Interbank Offered Rate (LIBOR) plus a margin (1% to 2.25%), which is determined based on the Company’s consolidated total debt to consolidated total capitalization ratio. The Company also pays certain commitment fees. The Bank Agreement is secured by a pledge of stock of certain of the Company’s subsidiaries. The refinancing extended the maturity of the Company’s debt coming due in 2005 through 2007. In connection with the refinancing, the Company recorded a charge of $1,613 related primarily to the write-off of deferred financing fees.  The amount outstanding at June 30, 2004 was $74,463.  The Company had no borrowings on the revolving credit line at June 30, 2004.

4.              Initial Public Offering

On February 12, 2004, an initial public offering of 17,250,000 shares of the Company’s common stock (after effect of a 130.38-for-one stock split (see Note 2)) was completed. The Company sold 6,250,000 shares resulting in net proceeds to the Company (after deducting issuance costs) of approximately $113,431.  The Company contributed $110,000 of the proceeds to its insurance subsidiaries, which increased their statutory surplus.  The additional capital will permit the Company to reduce its reinsurance purchases and to retain more gross premiums written over time. The Company used the remaining $3,431 for general corporate purposes at the holding company level. Additionally, selling shareholders sold 11,000,000 shares of common stock in connection with the initial public offering, which included the exercise of the underwriters’ over-allotment of 2,250,000 shares.  Although the Company did not receive any proceeds for the sale of stock by the selling shareholders, the Company did receive net proceeds of approximately $6,936, including the related tax benefit, from the selling shareholders’ exercise of stock options and warrants of 750,751.

5.              Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net Income applicable to common stockholders	$15,673	$10,468	$30,219	$23,227

Weighted average common shares - basic	31,226,618	23,813,516	29,852,208	23,813,842
Effect of dilutive securities:
Options	1,400,567	1,004,633	1,535,684	502,316
Restricted stock	11,290	—	5,645	—
Warrants	222,075	242,507	264,042	121,254
Weighted average common shares - dilutive	32,860,550	25,060,656	31,657,579	24,437,412

Basic Earnings Per Share	$0.50	$0.44	$1.01	$0.98

Diluted Earnings Per Share	$0.48	$0.42	$0.95	$0.95

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

The following table illustrates the effect on net income and net income per share if the Company had applied SFAS No. 123 to stock-based compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income, as reported	$15,673	$10,468	$30,219	$23,227

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(68)	(53)	(127)	(105)

Pro forma net income	$15,605	$10,415	$30,092	$23,122

Net income per share
Basic—As reported	$0.50	$0.44	$1.01	$0.98
Basic—Pro forma	$0.50	$0.44	$1.01	$0.97
Diluted—As reported	$0.48	$0.42	$0.95	$0.95
Diluted—Pro forma	$0.47	$0.42	$0.95	$0.95

7.              Commitments and Contingencies

In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims.  Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations for the three months and six months ended June 30, 2004, and three months and six months ended June 30, 2003, respectively, provides commentary relating to, and should be read in conjunction with, the consolidated financial statements included elsewhere in this document.

General

We provide non-standard private passenger automobile insurance and related services in 18 states. Non-standard automobile insurance affords coverage to drivers who find it difficult to purchase standard automobile insurance as a result of a number of factors, including their driving record, vehicle, age or claims history, or because they have limited financial resources. Many of these drivers purchase state-mandated minimum limits of coverage to comply with financial responsibility laws. Premium rates for non-standard automobile insurance policies are generally higher than standard or preferred automobile insurance policies for comparable coverage.

The non-standard automobile insurance business is highly competitive and we compete with both large national insurance providers and smaller regional companies. Some of our competitors have more capital, higher ratings and greater resources than we have, and may offer a broader range of products and lower prices and down payments than we offer.

The operating results of property and casualty insurance companies are subject to fluctuations from quarter-to-quarter and year-to-year due to a number of factors, including but not limited to general economic conditions, the regulatory climate in states where an insurer operates, state regulation of premium rates, changes in pricing and underwriting practices of the insurer and its competitors, the frequency and severity of losses, natural disasters, and other factors. Results of property and casualty insurance companies have been historically cyclical, with periods of high premium rates and strong profitability followed by periods of price competition, falling premium rates and reduced profitability.

We continue to direct our operations in view of the market conditions and anticipated changes to those conditions we encounter in each state in which we operate. One facet of our strategy is to be a long-term, stable market for our producers and insureds. We possess licenses, systems and professional staff to service the markets in each state in which we operate.

We provide capabilities to help our agents and producers improve customer retention, such as OneStep™, our new online point-of-sale application system, electronic funds transfer bill plans, check by phone and BWProducers.com that web enables a producer’s customer management.  We continue to target profitable areas within the states in which we operate, and we continuously add new producers to increase new business production.

Operating Results – Key States

In the states in which we operate, we believe that market conditions are becoming generally more competitive.  We are seeing fewer rate filings where companies are raising rates, and in several states companies are seeking rate decreases.  In addition, in California some companies have begun to relax underwriting standards.  We believe these actions are intended to effectively reduce the premiums companies charge, and therefore increase the number of policies they write.

Most companies, Bristol West included, are operating profitably at current rate levels, so there does not appear to be a need for large rate increases for market participants to earn a profit.  This contrasts with market conditions during 2001, 2002 and even into 2003 when most market participants were seeking rate increases.

We monitor the rate and underwriting activity of the other market participants in each state in which we do business.  During the quarter, we observed 72 rate revisions by companies that we monitor in the states in which we do business.  Fourteen of these filed changes were rate increases, 28 were rate reductions, 14 were revenue neutral, and 16 were introductions of new products.

The following table shows our direct written premium by state.  In the aggregate, our direct written premium grew by 12% in the second quarter of 2004 compared to the second quarter of 2003 and by 19% for the first six months of 2004 compared to 2003.

DIRECT WRITTEN PREMIUM PRODUCTION BY STATE

($in millions)

	Three months ended			Six months ended
	June 30,		%	June 30,		%
State	2004	2003	Change	2004	2003	Change

California	$100.7	$99.8	0.9%	$233.4	$207.9	12.3%
Florida	23.4	18.1	29.3%	46.0	36.6	25.7%
Michigan	16.8	10.6	58.5%	33.8	21.0	61.0%
Pennsylvania	4.1	3.4	20.6%	8.2	6.2	32.3%
South Carolina	4.1	2.7	51.9%	7.9	6.2	27.4%
Virginia	3.0	1.9	57.9%	6.4	3.3	93.9%
Maine	3.2	2.6	23.1%	6.7	4.8	39.6%
Texas	3.4	2.5	36.0%	6.5	5.2	25.0%
Georgia	3.2	4.9	-34.7%	6.6	10.9	-39.4%
New Hampshire	3.3	1.7	94.1%	6.0	3.3	81.8%
All Other	10.0	7.6	31.6%	19.4	14.8	31.1%

TOTAL	$175.2	$155.8	12.5%	$380.9	$320.2	19.0%

One important aspect of our growth strategy is to increase the number of producers with whom we do business.  We attempt to target producers in geographic areas where we are under-represented and where we believe we can write profitable business.  During the first six months of 2004 we have increased our total number of producers by 1,800 to 6,100.

California continues to be our largest state, and California, Florida and Michigan accounted for 80% of our volume for the second quarter.       Growth rates, as enumerated above, vary significantly by state and are dependent upon a variety of factors, including competitive conditions within those states and our strategies with respect to product pricing, and number and location of producers.

Most of our growth, in the aggregate, emanates from increasing the number of policies in force.  At the end of the second quarter, our policy in force count had increased to 495,000 from 445,000 at the end of 2003, an increase of 11%.  The related annualized premiums in force increased by 13% compared to December 31, 2003.

We grew 1% for the quarter in California and 12% for the six months ended June 30, 2004 relative to the comparable 2003 periods. While rates remain stable, some companies are loosening underwriting standards by not enforcing mileage bands, and not verifying basic underwriting information, like driving experience.  This behavior results in lower premium quotations for some drivers, making it more difficult for companies not engaging in such practices to retain existing customers and attract new ones.  We have not changed our underwriting behavior, which makes our product less competitive versus those companies that have relaxed their standards.

Our new business application volume in California is down by 7% from 2003, but customer retention has improved, resulting in a 3% increase in policies in force. The year to date decline in new business applications is due to the first half of 2004 being a less active market for new business than the first half of 2003.  During the first half of 2003, many companies were implementing rate increases, which precipitated increased shopping by consumers.

We have increased the number of producers in California to 869 at June 30, 2004 from 521 at June 30, 2003, or by 66.8%.  Our strategy of increasing the number of producers, without over-saturating the market, is contributing to our overall premium growth as smaller producers and newer producers have grown more rapidly than our largest producers.  We closely monitor the behavior of our new producers to ensure adherence to our underwriting standards.

In Florida, our second largest state, we have grown by 29% over the second quarter of last year.  In April, we introduced a new product design, with a rating structure that produces unique rates for a larger number of market segments than did its predecessor.  This rating plan produces rate quotes that more closely match the observed loss costs associated with each segment or cell as defined by rating variables employed to produce the quote. This product has been well received in the market, and we are pleased with the increase in new business volume. Our producer count has increased by 57% in Florida since the beginning of 2004.  The market remains stable in Florida.

We have experienced very strong growth in Michigan, as our premium volume has increased 59% there, compared to the second quarter of 2003.  The market is stable from a rate and competitive perspective, and our strategy in Michigan, as in California and elsewhere, is to grow by increasing the number of producers in profitable geographic areas where we are under-represented.

Operations

We continue to stress productivity gains, and staff count has increased by 3% since December 31, 2003, while policy count has grown by 11% and direct written premiums have grown by 12%. We continue to monitor our staffing levels in relation to volume in our claims and policyholder services operations.  In addition, we use a number of metrics to track performance and, generally, performance is meeting or exceeding our internal benchmarks.

We have modified rates 18 times this year.  Only one such modification was a decrease.  This was in Wisconsin, a state we entered in mid-2003, where we were too conservative in setting rates initially.  We plan to continue to seek rate increases in states where necessary to stay ahead of loss cost trends. In addition, we believe we can continue to improve our product structure by filing class plan changes in states where, through segmentation, we can write more business that outperforms our overall book.

We have been aggressively expanding our distribution plant. We had approximately 6,100 producers as of the end of June 2004, up from 5,500 at the end of the first quarter and 4,300 at year-end 2003. During the second quarter, we expanded our distribution force by adding 90 new agents in our newer states, Wisconsin, Missouri and Colorado.  We continue to add producers in our larger states, California, Florida and Michigan, as we have used our data warehouse, SOON, to identify territories where our product is profitable and competitive and we are under-represented.  In California, we have added 126 new producers, in Florida 295 new producers and in Michigan 82 new producers.  Our new producers have generated approximately $36 million or slightly less than ten percent of our year to date gross written premium.  We closely monitor their behavior, like the behavior of all producers, for compliance with our underwriting standards.

In the second quarter, we continued to roll out OneStep in California.  It is now deployed in 626 brokerage locations in California, representing approximately 37.5% of our new business applications in the state.         The roll-out to the remainder of the states should take 24 to 36 months to achieve full functionality.

Our experience to date with OneStep validates the value of point of sale underwriting and verification.  Capitalizing upon the knowledge we have developed in the OneStep implementation, we have modified our existing production system, Raptor®, to provide point of sale underwriting and verification capabilities as well. OneStep-Raptor™ now has virtually the same producer functionality as OneStep.  OneStep-Raptor was introduced in Florida and Michigan in the second quarter, and was introduced in Colorado and Ohio in July.  Like OneStep, OneStep-Raptor has enabled us to significantly reduce up-rates and improve retention.  An up-rate occurs when, after a customer’s application is processed, the initially quoted rate is increased due to the discovery of new facts not disclosed on the application, such as an accident or traffic violation.

In the aggregate, we utilized point of sale underwriting on 23% of new business applications in the second quarter and 36% for the month of June.  OneStep-Raptor does not have the potential internal workflow and operational efficiency capabilities of OneStep, but does provide the business benefits of dramatically reduced up-rates as policies are completely underwritten at the point of sale.  Policy issuance has gone on average from 5 days to a half a day in the states where point of sale underwriting technology, OneStep or OneStep-Raptor, has been deployed.

Reinsurance

We recently entered into a Discretionary Quota Share Reinsurance Agreement, effective January 1, 2005.  This agreement permits us to cede between 5% and 30% of premiums written for policies that incept during 2005 and 2006. We can elect a different percentage for each year, and we must notify the reinsurer of our election no later than 30 business days prior to January 1 of each year.  The reinsurer can cancel the second year of the agreement if our loss and loss adjustment expense ratio through the third quarter of 2005 is greater than 82%.  The agreement has been 100% subscribed by National Union Fire Insurance Company of Pittsburgh, PA, a subsidiary of AIG.

Results of Operations

The table below displays certain measures we use in monitoring and evaluating our operations.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

	(in thousands, except per share data)

Statement of Operations Data:
Revenue:
Net earned premium	$81,101	$72,403	$150,710	$144,790
Net investment income	2,258	1,687	4,063	3,357
Realized gain on investments	69	50	69	50
Policy service fee revenues	18,504	19,472	36,354	35,446
Other income	457	336	1,070	735
Total revenue	102,389	93,948	192,266	184,378

Costs and Expenses:
Losses and loss adjustment expenses incurred	54,652	52,989	102,218	104,648
Commissions and other underwriting expenses	13,890	15,707	23,387	27,989
Other operating and general expenses	8,350	6,245	15,414	12,246
Interest expense	723	791	1,374	1,681
Extinguishment of debt	—	—	1,613	—
Stock based compensation expense	92	272	671	352
Total costs and expenses	77,707	76,004	144,677	146,916

Income before income taxes	24,682	17,944	47,589	37,462
Income tax expense	9,009	7,476	17,370	14,235
Net Income	$15,673	$10,468	$30,219	$23,227

Per Share Data:
Net income per common share - Basic	$0.50	$0.44	$1.01	$0.98
Net income per common share - Diluted	$0.48	$0.42	$0.95	$0.95

Operating Data:
Gross written premium	$175,238	$155,829	$380,855	$320,212
Net written premium	85,793	65,195	185,564	133,552
Gross earned premium	174,463	158,290	337,709	300,195

Ratios:
Loss ratio (a)	54.6%	57.5%	54.3%	57.8%
Expense ratio (b)	22.2%	23.8%	20.6%	22.2%
Combined ratio (c)	76.8%	81.3%	74.9%	80.0%

(a)          Loss ratio is the ratio, expressed as a percentage, of (i) losses and loss adjustment expenses incurred, divided by (ii) the sum of (A) net earned premium, (B) policy service fee revenues, and (C) other income.

(b)         Expense ratio is the ratio, expressed as a percentage, of (i) the sum of (A) commissions and other underwriting expenses and (B) other operating and general expenses divided by (ii) the sum of (A) net earned premium, (B) policy service fee revenues, and (C) other income.

(c)          Combined ratio is the sum of the loss ratio and the expense ratio.  This ratio is used by our management to evaluate our operating profitability.

Overview of Operating Results

Net income for the three months ended June 30, 2004 was $15.7 million compared to $10.5 million for the three months ended June 30, 2003, an increase of 50%.  Net income for the six months ended June 30, 2004 grew by 30% to $30.2 million compared to $23.2 million for the six months ended June 30, 2003.  Exclusive of the effect, after income taxes, of charges related to the refinancing of the Company’s credit facilities and the cost of stock awards to employees in connection with the Company’s initial public offering in February 2004, net income for the most recent six months was $31.8 million.

The increase in net income in 2004 as compared to the same periods in 2003 is primarily attributable to growth in net earned premium and fee revenue and a reduction in the loss and loss adjustment expense ratio.  The Company’s loss and loss adjustment expense ratio improved to 54.6% and 54.3% for the three months and six months ended June 30, 2004, respectively, from 57.5% and 57.8% for the three months and six months ended June 30, 2003.  The improvement in the loss and loss adjustment expense ratio is due to the reduction in the impact of adverse development on prior years’ reserves for losses and loss adjustment expenses.                 The Company’s expense ratio improved to 22.2% and 20.6% for the three months and six months ended June 30, 2004, respectively, from 23.8% and 22.2% for the three months and six months ended June 30, 2003 as a result of increased ceding commissions earned resulting from an improved loss and loss adjustment expense ratio on the business ceded and productivity gains evidenced by lower company expenses per dollar of premium written.

Three Months and Six Months Ended June 30, 2004 compared to Three Months and Six Months Ended June 30, 2003

Gross Written Premium.     Gross written premium increased to $175.2 million and $380.9 million for the three months and six months ended June 30, 2004, or by 12% and 19%, respectively, compared to $155.8 million and $320.2 million for the same periods in 2003.  Average policies in force increased by 11% for the three months and six months ended June 30, 2004, respectively, compared to the corresponding periods of 2003.

In California, our largest market, gross written premium increased by 1% and 12% to $100.7 million and $233.4 million for the three months and six months ended June 30, 2004, respectively, from $99.8 million and $207.9 million for the three months and six months ended June 30, 2003, respectively, primarily as a result of the improved retention rate.  In Florida, our second largest market, gross written premium increased 29% and 26% to $23.4 million and $46.0 million for the three months and six months ended June 30, 2004, respectively, from $18.1 million and $36.6 million for the three months and six months ended June 30, 2003, respectively.                         In Michigan, our third largest market, gross written premium increased by 59% and 61%, to $16.8 million and $33.8 million for the three months and six months ended June 30, 2004, respectively, from $10.6 million and $21.0 million for the three months and six months ended June 30, 2003, respectively.  In both Florida and Michigan, we introduced additional segmentation into our rating structures, which rendered our products more broadly competitive, and we increased the number of producers.

Net Written Premium.  Net written premium for the three months and six months ended June 30, 2004 was $85.8 million and $185.6 million, respectively, compared to $65.2 million and $133.6 million for the same periods in 2003, representing increases of 32% and 39%, respectively.  The increase in net written premium exceeded the increase in gross written premium as a result of changes in the Company’s underlying reinsurance programs.  The percentage of premiums ceded under our quota share reinsurance treaty was reduced from 60% for policies written in 2003 to 50% for those written in 2004.

Net Earned Premium.  Net earned premium for the three months and six months ended June 30, 2004 were $81.1 million and $150.7 million, respectively, compared to $72.4 million and $144.8 million for the same periods in 2003, representing increases of 12% and 4%, respectively.  The following table shows the gross and ceded amounts of written and earned premium for the three months and six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)

Gross Written Premium	$175,238	$155,829	$380,855	$320,212
Ceded Written Premium	89,445	90,634	195,291	186,660
% Ceded	51.0%	58.2%	51.3%	58.3%

Gross Earned Premium	$174,463	$158,290	$337,709	$300,195
Ceded Earned Premium	93,362	85,887	186,999	155,405
% Ceded	53.5%	54.3%	55.4%	51.8%

Net Investment Income.  Net investment income for the three months and six months ended June 30, 2004 was $2.3 million and $4.1 million, respectively, compared to $1.7 million and $3.4 million for the same periods in 2003.  This increase is attributable to a larger average invested asset base as the result of the Company’s initial public offering (the “IPO”) completed in February 2004.  Proceeds from the IPO were invested largely in municipal bonds, which now account for approximately 34% of the portfolio as compared to 6.0% as of June 30, 2003.

Policy Service Fee Revenues.  Policy service fee revenues for the three months and six months ended June 30, 2004 were $18.5 million and $36.4 million, respectively, compared to $19.5 million and $35.4 million for the same periods in 2003.  Absent changes in the mix of business by state, policy service fee revenues would be expected to change from period to period commensurate with the change in gross earned premium.  However, during the first half of 2004, the Company’s premium income has been growing faster in states other than California than it has in California.  Our policy service fees are lower on a per policy basis in these other states.  Hence, policy service fee revenues have grown slower than gross earned premium for the six months ended June 30, 2004, and declined by 5% when compared to the quarter ended June 30, 2003.

Costs and Expenses

Losses and Loss Adjustment Expenses.  Loss and loss adjustment expenses incurred for the three months and six months ended June 30, 2004 were $54.7 million and $102.2 million, respectively, compared to $53.0 million and $104.6 million for the same periods in 2003.  The loss and loss adjustment expense ratios were 54.6% and 54.3% for the three months and six months ended June 30, 2004, respectively, compared to 57.5% and 57.8% for the same periods in 2003.  The improvement in the loss and loss adjustment expense ratio is principally due to the relative absence of adverse loss development in the second quarter and first half of 2004 when compared to the similar periods of 2003.  The following table displays the Company’s incurred loss and loss adjustment expenses (“LAE”) as related to the current accident year (losses and LAE occurring in the current fiscal year) and prior accident years (losses and LAE recognized in the current fiscal year related to accidents which took place in a prior fiscal year).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)

Current Accident Year Loss and LAE Incurred	$54,374	$49,968	$100,627	$96,615
Prior Accident Years Loss and LAE Incurred	278	3,021	1,591	8,033
Total Loss and LAE Incurred	$54,652	$52,989	$102,218	$104,648

Current Accident Year Loss and LAE Ratio	54.3%	54.2%	53.5%	53.4%
Prior Accident Years Loss and LAE Ratio	0.3%	3.3%	0.8%	4.4%
Total Loss and LAE Ratio	54.6%	57.5%	54.3%	57.8%

Adverse loss development occurs when loss and loss adjustment expense reserves established for accidents that took place in years prior to the current year prove to be inadequate and management increases those reserves to reflect the revised estimate of the ultimate losses and loss adjustment expenses related to such accidents.  Such increases result in a charge to loss and loss adjustment expenses in the current year.

Commissions and Other Underwriting Expenses.  Commissions and other underwriting expenses for the three months and six months ended June 30, 2004 were $13.9 million and $23.4 million, respectively, compared to $15.7 million and $28.0 million for the same periods in 2003, representing a decrease of 11% and 16%, respectively.  The decrease is related to an increase in ceding commissions earned under our quota share reinsurance contracts as a result of the improvement in the underlying combined ratio on the business ceded.

Other Operating and General Expenses.  Other operating and general expenses for the three months and six months ended June 30, 2004 were $8.4 million and $15.4 million, respectively, compared to $6.2 million and $12.2 million for the same periods in 2003, representing an increase of 35% and 26%, respectively.  The increase was due to the increase in gross written premium and the related increase in expenses that are variable such as telephone and bank service charges associated with the lock box facilities used for collecting payments from policyholders.  The growth in operating and general expenses was greater than the growth in gross written premium.  The Company estimates that it incurred additional expenses of $1.1 million and $1.6 million for the three months and six months ended June 30, 2004, respectively, related to being a publicly traded company.  Such expenses included increased directors and officers insurance premiums, increased audit fees, and other costs associated with being a public company.

Interest Expense.  Interest expense for the three months and six months ended June 30, 2004 were $0.7 million and $1.4 million, compared to $0.8 million and $1.7 million for the same periods in 2003.  The decrease is the result of the decrease in LIBOR.  The aggregate weighted average interest rate was 3.0% during the three months and six months ended June 30, 2004, compared to 3.1% and 3.2% during the comparable periods of 2003.  As of June 30, 2004 the Company had $74.5 million of outstanding debt as compared to $71.5 million at June 30, 2003.

Ratios.  Our combined ratio was 76.8% and 74.9% for the three months and six months ended June 30, 2004, respectively, compared to 81.3% and 80.0% for the same periods in 2003, an improvement of 4.5 and 5.1 percentage points, respectively.  The improvement relates to the aforementioned improvements in both our loss and loss adjustment expense ratio and expense ratio.  For the three months and six months ended June 30, 2003, the Company’s combined ratio was impacted negatively by 3.3 and 4.4 percentage points of adverse development on loss and loss adjustment expense reserves recorded at the previous year-end.

Income Taxes.  Income taxes for the three months and six months ended June 30, 2004 were $9.0 million and $17.4 million, respectively, for effective tax rates of approximately 36.5%.  The effective rates are comprised of 34.0% for federal income taxes and 2.5% for state income taxes.

Financial Condition

Liquidity and Capital Resources

We are organized as a holding company with all of our operations being conducted by our subsidiaries.  Our insurance subsidiaries underwrite the risks associated with our insurance policies. Our non-insurance subsidiaries provide our policyholders and our insurance subsidiaries services related to the insurance policies. We have continuing cash needs for the payment of principal and interest on borrowings, dividends, taxes and administrative expenses. These ongoing obligations are funded with dividends from our non-insurance subsidiaries and taxes paid by each subsidiary through an inter-company tax allocation agreement.

In February 2004, we completed an initial public offering of 17,250,000 shares of the Company’s common stock. The Company sold 6,250,000 shares providing net proceeds to the Company, after deducting issuance costs, of approximately $113.4 million. The Company contributed $110.0 million of the proceeds to its principal insurance subsidiary, which increased its statutory surplus. Over time, the additional capital will permit the Company to reduce its reinsurance purchases and retain more of its written premium. The Company used the $3.4 million not contributed to its insurance subsidiary for general corporate purposes at the holding company.

In February 2004, the Company completed a refinancing of its secured credit facility. This bank agreement (the “Bank

Agreement”) consists of: (1) a $50.0 million Secured Revolving Credit Facility, which includes up to $15.0 million of letters of credit, (2) a $35.0 million Term A Loan and (3) a $40.0 million Term B Loan. The Company’s interest rate on borrowings under the Bank Agreement is LIBOR plus a margin ranging from 1.0% to 2.25%, which is determined based on the Company’s consolidated total debt to consolidated total capitalization ratio. The Company also pays certain commitment fees. The Bank Agreement is secured by a pledge of stock of certain of the Company’s subsidiaries.

There are no restrictions on the payment of dividends by our non-insurance subsidiaries other than customary state corporation laws regarding solvency. Dividends from our insurance subsidiaries are subject to restrictions relating to statutory surplus and earnings.  As of December 31, 2003, our insurance subsidiaries could pay dividends of $1.1 million without seeking regulatory approval.  Our insurance subsidiaries have not paid any dividends since 1999, which has not impacted our ability to meet our obligations. We do not anticipate that our insurance subsidiaries will pay dividends in the foreseeable future because we wish to reduce our reinsurance purchases in order to retain more of the premium we generate and seek stronger financial strength ratings for our insurance subsidiaries, both of which require that the surplus of our insurance subsidiaries be increased. Because our non-insurance subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, we expect to use those funds to service all of our corporate financial obligations, such as debt service and stockholder dividends.

Our insurance subsidiaries’ primary sources of funds are premiums received, investment income and proceeds from the sale and redemption of investment securities. Our non-insurance subsidiaries’ primary sources of funds are policy service fee revenues and commission income received from our insurance subsidiaries. These subsidiaries use these funds to pay claims and operating expenses, make payments under the tax allocation agreement, purchase investments and pay dividends to us.

On May 5, 2004, the Board of Directors declared a dividend of $0.05 per common share resulting in a total payout of approximately $1.6 million from Bristol West Holdings, Inc.  The dividend was paid on June 2, 2004 to shareholders of record on May 19, 2004.  On August 3, 2004, the Board of Directors declared a dividend of $0.05 per common share, which will result in a total payout of approximately $1.6 million from Bristol West Holdings, Inc.  The dividend will be paid to shareholders of record on August 17, 2004 and is payable on or before August 31, 2004.

Net cash provided by operating activities was $16.1 million for the six months ended June 30, 2004, as compared to $33.9 million for the same period in 2003.  The decrease from the prior year relates primarily to settlements of ceding commissions and funds received in conjunction with the commutation of a quota share reinsurance contract in the first half of 2003.  In the first half of 2003, we received approximately $27.8 million under reinsurance contracts commuted and in run-off as compared to $10.6 million for comparable settlements in the first half of 2004.

Net cash used in investment activities amounted to $118.9 million and $23.0 million for the six months ended June 30, 2004 and 2003, respectively, and was primarily used to purchase fixed income securities.  The increase in investment purchases was due to the investment of proceeds from the Company’s IPO that was completed in February 2004.

Net cash provided by financing activities was $124.9 million for the six months ended June 30, 2004 as compared to $0.2 million for the same period in 2003.  As mentioned above, the increase in cash from financing activities is attributable to the Company’s IPO.

Investments

We had total cash, cash equivalents and invested assets of $279.8 million as of June 30, 2004. The following table summarizes our cash, cash equivalents and invested assets.

	Cost / Amortized Cost	Fair Value	% of Total at Fair Value
	(in millions)

Debt securities, available for sale	$249.3	$246.3	88.0%
Equity securities, available for sale	2.2	2.2	0.8%
Cash and cash equivalents	31.3	31.3	11.2%

Total	$282.8	$279.8	100.0%

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

Investment Portfolio.  Our investment portfolio consists primarily of debt securities, all of which are classified as available for sale, and are carried at fair value with unrealized gains and losses reported in our financial statements as a separate component of stockholders’ equity on an after-tax basis. As of June 30, 2004, the fair value of our investment portfolio of $248.5 million included $3.0 million in pre-tax net unrealized losses.  We had realized pre-tax net gains for the six months ended June 30, 2004 of approximately $0.1 million.  The weighted average pre-tax equivalent book yield of the portfolio was 4.2% at June 30, 2004.

Our investment objectives are to maximize liquidity, minimize credit risk and maximize book income, and thus our portfolio at June 30, 2004 had an average Standard & Poor’s rating of “AA+”. The following table presents the composition of our investment portfolio by type of investment as of June 30, 2004.

	As of June 30, 2004
	(in millions)

Cash and cash equivalents	$31.3	11.2%
U.S. Government securities	7.0	2.5%
Mortgage backed bonds	28.8	10.3%
Tax exempt bonds	94.1	33.6%
Collateralized mortgage obligations	26.7	9.5%
Corporate and other	92.7	33.1%
Preferred stocks	0.2	0.1%
Common stocks	2.0	0.7%
Net unrealized losses on fixed maturities	(3.0)	-1.0%

Total investments at market value	$279.8	100.0%

We have significantly increased our portfolio allocation to tax-exempt bonds as of June 30, 2004. Given our current tax position resulting from our profitable operating performance, the after-tax yield to us on tax-exempt bonds compares favorably with that of taxable bonds.

The following table presents the composition, by type of security, including the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities available for sale in our investment portfolio as of June 30, 2004.

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Market Value
	(in millions)

U.S. Government securities	$7.0	$0.1	$—	$7.1
Mortgage backed bonds	28.8	0.1	0.9	28.0
Tax exempt bonds	94.1	0.2	2.1	92.2
Collateralized mortgage obligations	26.7	0.2	0.2	26.7
Corporate and other	92.7	0.9	1.3	92.3

Total fixed maturities	249.3	1.5	4.5	246.3

Equity and preferred stock	2.2	—	—	2.2

Total	$251.5	$1.5	$4.5	$248.5

The quality distribution of our fixed maturity portfolio as of June 30, 2004 was as follows:

	NAIC Rating	Amortized Cost	Fair Value	% of Total at Fair Value
	(in millions)
Standard & Poor’s Rating
AAA	1	$182.0	$178.8	72.6%
AA	1	23.3	23.1	9.4%
A	1	28.4	28.5	11.6%
BBB	2	8.6	8.9	3.6%
U.S. Treasuries agencies	1	7.0	7.0	2.8%

Total fixed maturity investments		$249.3	$246.3	100.0%

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

Based upon our analysis, we believe that we will recover all contractual principal and interest payments related to those securities that currently reflect unrealized losses and that we have the ability and intent to hold these securities until they mature or recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required. In the last three and one-half years, we have not needed to record any impairment charges. We believe that it is not likely that future impairment charges will have a significant effect on our liquidity.

As of June 30, 2004, investments carried at a fair value of $11.3 million and approximately $0.25 million of cash were on deposit with state insurance regulatory authorities.

Forward-Looking Statements

This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties including, without limitation, the factors set forth below and under the caption “Risk Factors” in the prospectus filed with the Commission on February 11, 2004, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with the Company’s Registration Statement on Form S-1 (File No. 333-111259). Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Certain important factors, which are discussed elsewhere in this document and in our Registration Statement on Form S-1 described above, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We believe that we are principally exposed to two types of market risk: interest rate risk and credit risk.

Interest Rate Risk

Investments.  Our investment portfolio consists primarily of debt securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities portfolio is interest rate risk, which we strive to limit by managing duration to a defined range of three to four years and laddering or utilizing an even distribution in the maturities of the securities we purchase to achieve our duration target. Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities held in our portfolio. The fair value of our fixed maturity portfolio is impacted directly by changes in market interest rates. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield and liquidity tailored to the anticipated cash outflow characteristics of our liabilities. The effective duration of the portfolio as of June 30, 2004 was 3.91 years. Should market interest rates increase 1.0%, our fixed income portfolio would be expected to decline in market value by approximately $9.2 million, or 3.5%. Conversely, a 1.0% decline in interest rates would result in approximately $9.2 million, or 3.5%, appreciation in the market value of our fixed income portfolio. These market value changes are a result of the effective duration of the portfolio combined with the marginally lower interest rate sensitivity of tax-exempt bonds compared to taxable bonds.

Credit Facility.  Our exposure to market risk for changes in interest rates also relates to the interest expense of variable rate debt under a bank credit agreement that we entered into on February 18, 2004. The credit agreement is a floating rate borrowing facility and the interest rate we pay increases or decreases with the changes in interest rates, specifically LIBOR. Based on our borrowings under the floating rate credit agreement at June 30, 2004, a 10% increase in market interest rates would increase our annual net interest expense by approximately $88 thousand.

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

Reinsurance.    We are subject to credit risks with respect to our reinsurers. Although our reinsurers are liable to us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance agreements do not limit our ultimate obligations to pay claims to policyholders and we may not recover claims made to our reinsurers. Our reinsurers are rated from “A-” to “A++” by A.M. Best.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures provide reasonable assurance that material information relating to us and our consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is named as a defendant in a number of class action and individual lawsuits, the outcomes of which are uncertain at this time.  These cases include those seeking restitution, damages and other remedies as a result of the Company’s alleged failure to timely return unearned premium, the Company’s use of allegedly improper rates and discounts, and other cases challenging various aspects of the Company’s claims and marketing practices and business operations.  The Company plans to contest the outstanding suits vigorously. Based upon currently available information, the Company believes that its reserves for these lawsuits are reasonable.  However, if any one or more of theses lawsuits results in a judgment against or settlement by the Company in an amount that is significantly in excess of the reserve established for such lawsuit (if any), the resulting liability could have a material adverse impact on the Company’s financial condition, cash flows and results of operations.

For a further discussion on the Company’s pending litigation, see Item 3 – Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On February 12, 2004, the Company commenced the initial public offering of its common stock, par value $.01 per share, pursuant to its Registration Statement on Form S-1 (File No. 333-111259), which was declared effective by the Securities and Exchange Commission on February 11, 2004. The Company registered 17,250,000 shares of common stock at an aggregate maximum offering price of $345.0 million pursuant to the registration statement. Pursuant to the offering, 17,250,000 shares were sold for an aggregate offering price of $345.0 million including 6,250,000 shares issued and sold by the Company and 11,000,000 shares sold by selling stockholders. The managing underwriters for the offering were Credit Suisse First Boston and Bear, Stearns & Co. Inc.

The Company did not receive any proceeds from the sale of stock by the selling stockholders in the offering. The net proceeds received by the Company in the offering were $113.4 million as follows:

Aggregate offering proceeds to the Company	$125.0
Underwriting discounts and commissions	8.4
Finders fee	—
Expenses paid to or for underwriters	—
Other fees and expenses	3.2

Total expenses	11.6

Net proceeds to the Company	$113.4

The Company contributed $110.0 million to its primary insurance subsidiary, which invested the full amount in fixed maturity securities. The remainder of the proceeds, approximately $3.4 million, was retained by Bristol West Holdings, Inc. for working capital purposes.

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

None

Item 5.           Other Information

On May 14, 2004, the Company granted time-based restricted stock awards to 14 executive officers pursuant to the Company’s 2004 Stock Incentive Plan.  There are currently outstanding restricted stock awards in the total amount of 262,719 common shares to 13 of those executive officers.  These awards were based on a closing price of $18.40 on the date of the grants, and therefore they had a total dollar value of $4.8 million.  All of the awards cliff vest on May 14, 2009, or earlier if there is an acceleration event.  These awards are expensed monthly on a pro-rata basis over the applicable vesting period.

In addition, on May 14, 2004, pursuant to the Company’s 2004 Stock Incentive Plan, the Company granted time-based restricted stock awards in the total amount of 15,218 Common Shares to seven non-executive directors, none of whom are affiliated with Kohlberg Kravis Roberts & Co. L.P.  These awards were based on a closing price of $18.40 on the date of the grants, and therefore they had a total dollar value of $280 thousand.  All of the awards cliff vest on May 14, 2006, or earlier if there is an acceleration event.  These awards are expensed monthly on a pro-rata basis over the applicable vesting period.

Item 6. Exhibits and Reports on Form 8-K

(a)   List of exhibits:

Reference is made to the Exhibits filed in the Company’s 2003 10-K, filed on March 24, 2004.

Exhibit Number	Description of Document

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

3.2	Form of Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.2

Registration Rights Agreement, dated as of July 10, 1998, between the Registrant and Bristol West Associates LLC (incorporated by reference to Exhibit 4.2 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.3

Shareholder Subscription Agreement, dated as of July 9, 1998, between the Registrant and Fisher Capital Corp. LLC (incorporated by reference to Exhibit 4.3 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.4

Sale Participation Agreement, dated as of July 9, 1998, among KKR Partners II, L.P., KKR 1996 Fund L.P., Bristol West Associates LLC and Fisher Capital Corp. LLC (incorporated by reference to Exhibit 4.4 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.5	Form of Stockholder Agreement for Senior Management (incorporated by reference to Exhibit 4.5 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.6	Form of Stockholder Agreement for Employees (incorporated by reference to Exhibit 4.6 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.7	Form of Sale Participation Agreement (incorporated by reference to Exhibit 4.7 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.8	Form of Restricted Stock Agreement for Officers, effective May 14, 2004

4.9	Form of Restricted Stock Agreement for Directors, effective May 14, 2004

10.1

Quota Share Reinsurance Agreement, effective January 1, 2002, among Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company, Bristol West Casualty Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA (incorporated by reference to Exhibit 10.2 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.2

Addendum I to Quota Share Reinsurance Agreement, between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company and Bristol West Casualty Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA (incorporated by reference to Exhibit 10.3 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.3

Addendum II to Quota Share Reinsurance Agreement between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company and Bristol West Casualty Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA (incorporated by reference to Exhibit 10.4 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.4

Quota Share Reinsurance Agreement, effective January 1, 2002, among Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company, Bristol West Casualty Insurance Company and Alea London, Ltd. (incorporated by reference to Exhibit 10.5 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.5

Addendum I to Quota Share Reinsurance Agreement between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company and Bristol West Casualty Insurance Company and Alea London, Ltd. (incorporated by reference to Exhibit 10.6 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.6

Quota Share Reinsurance Agreement, effective January 1, 2002, between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company, Bristol West Casualty Insurance Company and Chubb Atlantic Reinsurance Specialists Ltd. (incorporated by reference to Exhibit 10.7 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.7

Addendum I to Quota Share Reinsurance Agreement between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company and Bristol West Casualty Insurance Company and Chubb Atlantic Reinsurance Specialists Ltd. (incorporated by reference to Exhibit 10.8 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.8

Addendum II to Quota Share Reinsurance Agreement between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company and Bristol West Casualty Insurance Company and Chubb Atlantic Reinsurance Specialists Ltd. (incorporated by reference to Exhibit 10.9 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.9

Credit Agreement dated February 18, 2004 among the Registrant, the Lenders, Credit Suisse First Boston, Administrative Agent, ING Capital LLC, Syndication Agent, Bear Stearns Corporate Lending Inc. and UBS Securities LLC as Co-Documentation Agents (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K (File No. 001-31984) filed on March 24, 2004)

10.10	Form of California Broker’s Agreement (incorporated by reference to Exhibit 10.12 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.11

Letter Agreement, dated as of July 9, 1998, between the Registrant and Fisher Capital Corp. LLC (incorporated by reference to Exhibit 10.13 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.12

Amendatory Agreement to Letter Agreement between the Registrant and Fisher Capital Corp. LLC, dated as of December 18, 2000 (incorporated by reference to Exhibit 10.14 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.13

Amendatory Agreement to Letter Agreement between the Registrant and Fisher Capital Corp. LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.15 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.14

Stock Option Plan for the Management and Key Employees of the Registrant and Subsidiaries (incorporated by reference to Exhibit 10.16 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.15

Employment Agreement, dated as of January 1, 2004, between James R. Fisher and Bristol West Holdings, Inc. (incorporated by reference to Exhibit 10.17 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.16	2004 Stock Incentive Plan for the Registrant and Subsidiaries (incorporated by reference to Exhibit 10.18 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.17

Quota Share Reinsurance Agreement, effective January 1, 2005, among Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company, Bristol West Casualty Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA.

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(b)   Reports on Form 8-K filed or furnished during the quarter ended June 30, 2004:

(i)                                     Current Report on form 8-K filed on May 12, 2004, announcing results for the first quarter of 2004. Under the Form 8-K, the Company furnished, pursuant to Item 12, under Item 7 the press release entitled “Bristol West Reports First Quarter, 2004 Financial Results” as an exhibit.

(ii)                                  Current Report on form 8-K filed on May 27, 2004, announcing the appointment of Craig E. Eisenacher as Senior Vice President – Chief Financial Officer, effective June 1, 2004.  Under the Form 8-K, the Company furnished, pursuant to Item 12, under Item 5, the press release entitled “Bristol West Appoints Craig E. Eisenacher As Chief Financial Officer” as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL WEST HOLDINGS, INC. (Registrant)

August 13, 2004	By:	/s/ JAMES R. FISHER
Date		(Signature)

	Name:	James R. Fisher
	Title:	Chairman, Chief Executive Officer (Principal Executive Officer)

August 13, 2004	By:	/s/ CRAIG E. EISENACHER
Date		(Signature)

	Name:	Craig E. Eisenacher
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)