Form 10-Q
period 2004-09-30
BRISTOL WEST HOLDINGS INC
filed 2004-11-12
CIK 1272957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004
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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No ☑

At September 30, 2004, the Registrant had issued and outstanding an aggregate of 31,778,846 shares of its Common Stock.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

2

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2004	2003
	(in thousands, except share data)
Assets:
Investments:
Fixed maturities available-for-sale (amortized cost $261,862--2004, and $136,065--2003)	$263,564	$139,502
Equity securities (cost $2,171--2004, $1,782--2003)	2,173	1,783
Total investments	265,737	141,285
Cash and cash equivalents	39,556	9,256
Accrued investment income	2,525	1,627
Premiums receivable	222,037	142,229
Reinsurance recoverables on paid and unpaid losses & loss adjustment expenses	152,061	149,486
Prepaid reinsurance	123,784	95,037
Ceding commission receivable	128,281	90,513
Deferred policy acquisition costs	33,304	22,423
Property, equipment and leasehold improvements - net	16,662	13,082
Goodwill	101,677	101,677
Other assets	9,516	11,261
Total assets	$1,095,140	$777,876
Liabilities and Stockholders' Equity:
Liabilities:
Policy liabilities:
Reserve for losses and loss adjustment expenses	$214,959	$202,296
Drafts outstanding	1,851	2,154
Unearned premiums	244,004	157,178
Total policy liabilities	460,814	361,628
Reinsurance payables	183,323	159,598
Accounts payable and other liabilities	63,557	40,782
Deferred income taxes	5,887	5,633
Long-term debt	73,925	71,500
Total liabilities	787,506	639,141
Commitments and contingent liabilities (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value (15,000,000 shares authorized; 0 shares
outstanding as of September 30, 2004 and December 31, 2003, respectively)	-	-
Common stock, $0.01 par value (200,000,000 shares authorized; 32,461,882 and
24,506,485 shares issued as of September 30, 2004 and December 31, 2003, respectively)	324	245
Additional paid-in capital	230,185	97,810
Retained earnings	83,950	41,504
Deferred compensation on restricted stock	(4,694)	-
Treasury stock at cost (683,036 and 662,330 shares held as of
September 30, 2004 and December 31, 2003, respectively)	(2,965)	(2,563)
Stock subscription receivable	(154)	(393)
Accumulated other comprehensive income	988	2,132
Total stockholders' equity	307,634	138,735
Total liabilities and stockholders' equity	$1,095,140	$777,876

The accompanying notes are an integral part of the consolidated financial statements.
3

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Revenue:
Net earned premium	$86,539	$65,303	$237,249	$210,093
Net investment income	2,397	1,737	6,460	5,094
Realized (loss) gain on investments, net	(51)	1,081	18	1,131
Policy service fee revenue	18,673	16,938	55,027	52,384
Other income	636	474	1,706	1,209

Total revenue	108,194	85,533	300,460	269,911

Costs and Expenses:
Losses and loss adjustment expenses incurred	58,391	49,411	160,609	154,059
Commissions and other underwriting expenses	15,955	11,944	39,342	39,933
Other operating and general expenses	8,574	6,603	23,988	18,849
Litigation expense	-	17,200	-	17,200
Interest expense	749	783	2,123	2,464
Extinguishment of debt	-	-	1,613	-
Stock based compensation expense	284	335	955	687

Total costs and expenses	83,953	86,276	228,630	233,192

Income (loss) before income taxes	24,241	(743)	71,830	36,719

Income taxes	8,848	(282)	26,218	13,953

Net Income (Loss)	$15,393	$(461)	$45,612	$22,766

Net income (loss) per common share - Basic	$0.49	$(0.02)	$1.50	$0.96
Net income (loss) per common share - Diluted	$0.47	$(0.02)	$1.42	$0.91

The accompanying notes are an integral part of the consolidated financial statements.
4

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(in thousands, except share data)

STOCKHOLDERS' EQUITY:

Common Stock
Balance, beginning of period	$245	$245
Issuance of common stock in initial public offering (6,250,000 shares -- 2004)	63	-
Exercise of options and warrants, including tax benefit (1,376,316 shares -- 2004)	13	-
Shares issued for services (33,046 shares -- 2004)	-	-
Issuance of restricted common stock (296,035 shares -- 2004)	3	-
Balance, end of period	324	245

Additional Paid-In Capital
Balance, beginning of period	97,810	95,151
Issuance of common stock in initial public offering (6,250,000 shares -- 2004)	113,344	-
Issuance of common stock (35,203 shares -- 2003)	-	185
Exercise of options and warrants, including tax benefit (1,376,316 shares -- 2004)	12,998	-
Shares issued for services (33,046 shares--2004)	589	-
Options issued for services	-	687
Issuance of restricted common stock (296,035 shares -- 2004)	5,444	-
Balance, end of period	230,185	96,023

Retained Earnings
Balance, beginning of period	41,504	7,990
Net income	45,612	22,766
Cash dividend to common shareholders ($0.10 per share -- 2004)	(3,166)	-
Balance, end of period	83,950	30,756

Deferred Compensation on Restricted Stock
Balance, beginning of period	-	-
Issuance of restricted common stock (296,035 shares -- 2004)	(5,447)	-
Amortization of deferred compensation on restricted stock	420	-
Restricted stock forfeited (18,098 shares)	333	-
Balance, end of period	(4,694)	-

Treasury Stock
Balance, beginning of period	(2,563)	(2,509)
Acquisition of treasury stock (2,608 shares -- 2004, 7,171 shares -- 2003)	(69)	(54)
Restricted stock forfeited (18,098 shares)	(333)	-
Balance, end of period	(2,965)	(2,563)

Stock Subscription Receivable
Balance, beginning of period	(393)	(535)
Payment of stock subscriptions receivable	239	123
Issuance of common stock (35,203 shares -- 2003)	-	(185)
Balance, end of period	(154)	(597)

Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	2,132	2,474
Unrealized holdings (losses) gains arising during the period	(929)	(292)
Less: reclassification adjustment	(215)	(4)
Net unrealized (losses) gains on securities	(1,144)	(296)
Interest rate cap adjustment	-	(139)
Balance, end of period	988	2,039

Total stockholders' equity	$307,634	$125,903

COMPREHENSIVE INCOME:

Net income	$45,612	$22,766
Net unrealized (losses) gains on securities	(1,144)	(296)
Interest rate cap adjustment	-	(139)
Comprehensive income	$44,468	$22,331

The accompanying notes are an integral part of the consolidated financial statements.
5

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,612	$22,766
Adjustments to reconcile net income to net cash provided by
operating activities:
Accretion of fixed maturity investments	1,474	630
Depreciation and amortization	3,730	2,623
Realized investment gain	(18)	(1,131)
Deferred federal income taxes	844	1,983
Stock based compensation	955	687
Extinguishment of debt	1,613	-
Changes in assets and liabilities:
Premiums receivable	(79,808)	(6,953)
Reinsurance receivables	(40,343)	(58,178)
Prepaid reinsurance premiums	(28,747)	(21,090)
Deferred policy acquisition costs	(10,881)	(2,157)
Losses and loss adjustment expenses	12,663	41,664
Unearned premiums	86,826	17,692
Drafts outstanding	(303)	(568)
Reinsurance payables	23,725	28,476
Other assets and liabilities	22,222	2,360

Net cash provided by operating activities	39,564	28,804

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed maturity investments - available-for-sale	(157,682)	(64,408)
Sales and maturities of fixed maturity investments - available-for-sale	32,353	48,621
Purchase of equity securities	(400)	(1,200)
Sales of equity securities	10	10
Acquisition of property and equipment	(7,044)	(5,969)

Net cash used in investing activities	(132,763)	(22,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering of stock	113,407	-
Proceeds from issuance of common stock	-	185
Proceeds from exercise of stock options, including tax benefit	13,011	-
Acquisition of treasury stock	(69)	(54)
Principal payments on notes payable	(72,575)	10,000
Proceeds from acquisition of long-term bank debt	75,000	-
Payment of fees and expenses related to acquisition of long-term debt	(2,325)	-
Payment of dividends to stockholders	(3,138)	-
Other	188	(133)

Net cash provided by financing activities	123,499	9,998

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,300	15,856

Cash and cash equivalents, January 1	9,256	12,424

Cash and cash equivalents, September 30	$39,556	$28,280

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except per share data)

1.    Nature of Operations

    Bristol West Holdings, Inc. (the "Company") is a holding company engaged in the distribution and underwriting of private passenger automobile insurance through its subsidiaries. The Company conducts its business as a single segment, given that the product, the regulatory framework, the type of customer and the method of distribution vary little from state to state. As of September 30, 2004, the Company was licensed in 37 states and the District of Columbia. The Company consists of a holding company, four property and liability insurance companies (Bristol West Casualty Insurance Company, Bristol West Insurance Company, Security National Insurance Company and Coast National Insurance Company), agencies and claims servicing companies.

 2.    Basis of Presentation

    The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

 3.    Debt

    On February 18, 2004, the Company completed a refinancing of its secured credit facility. This bank agreement ("Bank Agreement") consists of: (1) a $50,000 Secured Revolving Credit Facility, which includes up to $15,000 of letters of credit and matures in 2009, (2) a $35,000 Term A Loan, which matures in 2010 and (3) a $40,000 Term B Loan, which matures in 2011. The Company’s interest rate on borrowings under the Bank Agreement is London Interbank Offered Rate (LIBOR) plus a margin (1% to 2.25%), which is determined based on the Company’s consolidated total debt to consolidated total capitalization ratio. The Company also pays certain commitment fees. The Bank Agreement is secured by a pledge of stock of certain of the Company’s subsidiaries. The refinancing extended the maturity of the Company’s debt coming due in 2005 through 2007. In connection with the refinancing, the Company recorded a charge of $1,613 related primarily to the write-off of deferred financing fees. The amount outstanding at September 30, 2004 was $73,925.  The Company had no borrowings on the revolving credit line at September 30, 2004.

4.    Initial Public Offering

     On February 12, 2004, an initial public offering of 17,250,000 shares of the Company’s common stock (after effect of a 130.38-for-one stock split (see Note 2)) was completed. The Company sold 6,250,000 shares resulting in net proceeds to the Company (after deducting issuance costs) of approximately $113,407.  The Company contributed $110,000 of the proceeds to its insurance subsidiaries, which increased their statutory surplus.  The additional capital will permit the Company to reduce its reinsurance purchases and to retain more gross premiums written over time. The Company used the remaining $3,407 for general corporate purposes at the holding company level. Additionally, selling shareholders sold 11,000,000 shares of common stock in connection with the initial public offering, which included the exercise of the underwriters’ over-allotment of 2,250,000 shares.  Although the Company did not receive any proceeds for the sale of stock by the selling shareholders, the Company did receive net proceeds of approximately $6,936, including the related tax benefit, from the selling shareholders’ exercise of stock options and warrants of 750,751.

5.    Net Income (Loss) per Share

    The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003		2004	2003

Net income (loss) applicable to common stockholders	$15,393	$(461)		$45,612	$22,766

Weighted average common shares - basic	31,453,539	23,828,510		30,389,882	23,829,487
Effect of dilutive securities:
Options	1,207,284	-	*	1,426,217	1,194,538
Restricted stock	7,603	-		6,298	-
Warrants	214,032	-	*	247,372	80,836
Weighted average common shares - dilutive	32,882,458	23,828,510		32,069,768	25,104,861

Basic Earnings (Loss) Per Share	$0.49	$(0.02)		$1.50	$0.96

Diluted Earnings (Loss) Per Share	$0.47	$(0.02)		$1.42	$0.91

* Potentially dilutive securities were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied SFAS No. 123 to stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss), as reported	$15,393	$(461)	$45,612	$22,766
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(67)	(44)	(194)	(149)

Pro forma net income (loss)	$15,326	$(505)	$45,418	$22,617

Net income (loss) per share
Basic—As reported	$0.49	$(0.02)	$1.50	$0.96
Basic—Pro forma	$0.49	$(0.02)	$1.49	$0.95
Diluted—As reported	$0.47	$(0.02)	$1.42	$0.91
Diluted—Pro forma	$0.47	$(0.02)	$1.42	$0.90

7.    Commitments and Contingencies

    In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company’s financial position or results of operations.

8.    Subsequent Event

    On October 26, 2004, the Company exercised its right to terminate and commute the 2002 to 2004 quota share reinsurance agreement effective January 1, 2005 on a cut-off basis. The contractual right to terminate and commute was at the Company’s sole option. Effective January 1, 2005, the termination and commutation will result in the reinsurers being released as of that date from any future liability on the contract in return for them paying to the Company, within 45 business days of January 1, 2005 all balances due the Company, including ceded loss and loss adjustment expense reserves less any payable due the reinsurers. If the termination and commutation had been effective as of September 30, 2004, the monies due the Company would have been $214.7 million. The termination and commutation will have no immediate impact to earnings per share or book value. In future periods, the Company will save the 3% margin the reinsurers would have earned on the ceded unearned premiums and will earn investment income on the net cash balances collected from the reinsurers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the results of operations for the three months and nine months ended September 30, 2004, and three months and nine months ended September 30, 2003, respectively, provides commentary relating to, and should be read in conjunction with, the consolidated financial statements included elsewhere in this document.

General

     We provide non-standard private passenger automobile insurance and related services in 19 states. Non-standard automobile insurance affords coverage to drivers who find it difficult to purchase standard automobile insurance as a result of a number of factors, including their driving record, vehicle, age or claims history, or because they have limited financial resources. Many of these drivers purchase state-mandated minimum limits of coverage to comply with financial responsibility laws. Premium rates for non-standard automobile insurance policies are generally higher than standard or preferred automobile insurance policies for comparable coverage.

    The non-standard automobile insurance business is highly competitive and we compete with both large national insurance providers and smaller regional companies. Some of our competitors have more capital, higher ratings and greater resources than we have, and may offer a broader range of products and lower prices and down payments than we offer.

    The operating results of property and casualty insurance companies are subject to fluctuations from quarter-to-quarter and year-to-year due to a number of factors, including but not limited to general economic conditions, the regulatory climate in states where an insurer operates, state regulation of premium rates, changes in pricing and underwriting practices of the insurer and its competitors, the frequency and severity of losses, natural disasters and other factors. Historically, results of property and casualty insurance companies have been cyclical, with periods of high premium rates and strong profitability followed by periods of price competition, falling premium rates and reduced profitability.

    We continue to direct our operations in view of the market conditions and anticipated changes to those conditions we encounter in each state in which we operate. One facet of our strategy is to be a long-term, stable market for our producers and insureds. We possess licenses, systems and professional staff to service the markets in each state in which we operate.

    We provide systems and processes to help our agents and producers improve customer retention, such as our online point-of-sale application systems, OneStep™™and OneStep-Raptor™, electronic funds transfer bill plans, check by phone and BWProducers.com, which web enables a producer’s customer management.  We continue to target profitable areas within the states in which we operate, and we continuously add new producers to increase new business production.

Operating Results - Key States

    In certain states in which we operate, most notably California, we believe that market conditions are becoming generally more competitive.  We are seeing few rate filings where companies are raising rates, and in several states, companies with which we compete have filed rate decreases.  In addition, some companies with which we compete have relaxed underwriting standards and/or lowered rates in an effort to attract more business.

    Most companies, Bristol West included, are operating profitably at current rate levels, so there does not appear to be a need for large rate increases for market participants to earn a profit.  This contrasts with market conditions during 2001, 2002 and even into 2003 when most market participants were seeking rate increases.

    We monitor the rate and underwriting activity of the other market participants in each state in which we do business.  During the quarter, we observed 58 rate revisions by companies that we monitor in the states in which we do business.  Four of these filed changes were rate increases, 36 were rate reductions, 7 were revenue neutral and 11 were introductions of new products.

    The table below shows our direct written premium by state.  In the aggregate, our direct written premium grew by 46% in the third quarter of 2004 compared to the third quarter of 2003 and by 28% for the first nine months of 2004 compared to the comparable period of 2003. Included in these figures is a change in the provision for expected policy cancellations that increased gross written premiums by 21% and 2% for the three months ended September 30, 2004 and 2003, respectively. The purpose of the provision is to reduce the balance of installment premiums due from policyholders to the amount the Company expects to ultimately collect. Likewise, the Company’s liability for unearned premiums related to the installment premiums is reduced to reflect expected policy cancellations related to such non-payments. The provision was reduced (which increases both premiums receivable and unearned premiums) to reflect an underlying improvement in the Company’s cancellation experience throughout 2004, as well as more precise measurement of the expected dollar amount of future cancellations. The change in estimate increases unearned premiums and premiums receivable by $46.8 million and lowers net income by delaying earned fee income recognition of just under $0.5 million in the quarter, after taxes. The Company believes the reduction in policy cancellations emanates from several factors: point of sale underwriting resulting in fewer up-rates, increased use of electronic funds transfer, the ability to receive telephone and web payments from policyholders and less shopping by consumers.

    Exclusive of the change in the provision for cancellations, gross written premiums increased by 17% for the third quarter of 2004 to $175.7 million compared to $149.8 million for the third quarter of 2003 and increased by 14% for the nine months ended September 30, 2004 to $556.3 million compared to $489.9 million for the comparable period of 2003. Average policies in force increased 14% and 12% for the three months and nine months ended September 30, 2004 compared to the corresponding periods of 2003.

DIRECT WRITTEN PREMIUM PRODUCTION BY STATE
($ in millions)

	Three months ended September 30,		%	Nine months ended September 30,		%

	2004	2003	Change	2004	2003	Change
State
California	$90.1	$90.3	-0.2%	$320.9	$314.4	2.1%
Florida	30.9	16.5	87.3%	78.2	52.7	48.4%
Michigan	18.7	12.7	47.2%	52.9	34.1	55.1%
South Carolina	5.0	3.4	47.1%	13.2	9.8	34.7%
Pennsylvania	3.7	4.6	-19.6%	11.9	11.2	6.3%
Texas	4.7	2.9	62.1%	11.2	7.9	41.8%
Maine	3.5	3.2	9.4%	10.1	8.8	14.8%
New Hampshire	3.0	1.6	87.5%	9.5	4.9	93.9%
Virginia	2.7	2.3	17.4%	9.1	6.1	49.2%
Georgia	2.6	5.6	-53.6%	8.6	17.1	-49.7%
All Other	10.8	6.7	61.2%	30.7	22.9	34.1%

Total	$175.7	$149.8	17.3%	$556.3	$489.9	13.6%

Change in expected policy cancellation provision	46.8	2.9	n/m	47.1	(17.0)	n/m

Total, net of change in expected policy cancellation provision	$222.5	$152.7	45.7%	$603.4	$472.9	27.6%

    One important aspect of our growth strategy is to increase the number of producers with which we do business. We attempt to target producers in geographic areas where we are under-represented and where we believe we can write profitable business.  During the first nine months of 2004, we increased our total number of producers to 6,200 and our total number of producer locations to 8,060.

    California continues to be our largest state, and California, Florida and Michigan accounted for 80% of our volume for the third quarter.       Growth rates, as enumerated above, vary significantly by state and are dependent upon a variety of factors, including competitive conditions and regulatory environments within those states, our strategies with respect to product pricing and the number and location of producers.

    Most of our growth, in the aggregate, emanates from increasing the number of policies in force.  At the end of the third quarter of 2004, our in force policy count had increased to 503,000 from 445,000 at December 31, 2003, an increase of 13%.  The related annualized premiums in force increased by 17% compared to December 31, 2003.

    Exclusive of the change in the provision for cancellations, we had no growth in California for the quarter ended September 30, 2004 and 2% growth for the nine months ended September 30, 2004 relative to the comparable periods of 2003. While our competitors’ rates remain stable, some have relaxed underwriting standards by not verifying mileage bands and other underwriting information, such as driving experience.  This behavior results in lower policy premium for some drivers, making it more difficult for companies not engaging in such practices to attract new customers or retain those that see alternate quotes at renewal.  We have not relaxed our underwriting standards and do not intend to in the future.

    Our new business application volume in California is down by 11% from 2003, but customer retention has improved, resulting in a 4% increase in policies in force. The year to date decline in new business applications is due to the first nine months of 2004 being a less active market for new business than the comparable period of 2003.  During the first nine months of 2003, many companies were implementing rate increases, which precipitated increased shopping by consumers.

    We have increased the number of producers in California to 870 at September 30, 2004 from 520 at December 31, 2003, an increase of 67%.  Producer locations in California have increased to 1,550 as of September 30, 2004. Our strategy of increasing the number of producers, without over-saturating the market, is contributing to our overall premium volume, as smaller and newer producers have grown more rapidly than our largest producers.  We closely monitor the behavior of our new producers to ensure adherence to our underwriting standards.

    In Florida, our second largest state, gross written premium for the third quarter of 2004 grew by 87% as compared to the third quarter of 2003.  In April, we introduced a new product design, with a rating structure that utilizes a larger number of rating variables than did its predecessor. This product has been well received in the market, and we are pleased with the increase in new business volume. Our producer count has increased by 430 producers, or 70%, in Florida since the beginning of 2004.  The market remains stable in Florida.

    We have experienced very strong growth in Michigan where our premium volume for the third quarter of 2004 increased 47% as compared to the third quarter of 2003.  Our strategy in Michigan and elsewhere is to grow by increasing the number of producers in profitable geographic areas where we are under-represented.

    The Company’s premiums continued to decrease in Georgia, and for the nine months ended September 30, 2004, decreased by approximately 50% to $8.6 million, as compared to $17.1 million for the comparable period of 2003. The Georgia legislature approved the use of credit score as a rating variable, effective July 2003. The Company made a rate filing using credit score as a rating variable in June 2003. The Georgia Department of Insurance has taken no action on the filing. Consequently, we have curtailed our writings in Georgia to those risks we believe we can write profitably without employing credit as a rating variable.

Operations

    We continue to stress productivity gains, and staff count has increased by 2% since December 31, 2003, while policy count has grown by 13% and direct written premiums have grown by 14% over the same period. We continue to monitor our staffing levels in relation to volume in our claims and policyholder services operations.  In addition, we use a number of metrics to track performance, and, generally, performance is meeting or exceeding our internal benchmarks.

    We have modified rates 23 times this year.  Only one such modification was a decrease.  This was in Wisconsin, a state we entered in mid-2003, where we were too conservative in setting rates initially.  We plan to continue to seek rate increases in states where necessary to stay ahead of loss cost trends. In addition, we believe we can continue to improve our product structure by filing class plan changes that, through segmentation, are designed to attract certain risks that we have found to be superior versus the overall market in a given state.

    In the aggregate, we utilized point of sale underwriting on 54% of new business applications in the third quarter of 2004 and 70% in the month of October 2004.  Policy issuance has gone on average from 5 days to a half a day in the states where point of sale underwriting technology, OneStep or OneStep-Raptor, has been deployed.

    In the third quarter of 2004, we continued to roll out OneStep in California.  As of the end of October 2004, it was deployed in over 1,200 brokerage locations in California, representing approximately 67% of our new business applications in the state. The roll-out to the remainder of the states should take 24 to 36 months to achieve full functionality.

    OneStep-Raptor was introduced in Colorado, Ohio, New Hampshire, Tennessee and Texas during the third quarter of 2004. We now have point-of-sale underwriting systems deployed in 9 states, which constituted 90% of our production during the three months ended September 30, 2004.

Reinsurance

    On August 12, 2004, the Company entered into a new quota share reinsurance agreement effective January 1, 2005 with National Union Fire Insurance Company of Pittsburgh, PA, a subsidiary of AIG. The agreement permits the Company to cede from 5% to 30% of its business written for 2005 with an option for 2006 subject to certain performance criteria being met. The ceding percentage will be 10% of business written during the 2005 underwriting year. This contrasts with a ceding percentage of 50% of business written in the 2004 underwriting year.

    On October 26, 2004, the Company exercised its right to terminate and commute the 2002 to 2004 quota share reinsurance agreement effective January 1, 2005 on a cut-off basis. The contractual right to terminate and commute was at the Company’s sole option. Effective January 1, 2005, the termination and commutation will result in the reinsurers being released as of that date from any future liability on the contract in return for them paying to the Company, within 45 business days of January 1, 2005, all balances due the Company, including ceded loss and loss adjustment expense reserves less any payable due the reinsurers. If the termination and commutation had been effective as of September 30, 2004, the monies due the Company would have been $214.7 million. The termination and commutation will have no immediate impact to earnings per share or book value. In future periods, the Company will save the 3% margin the reinsurers would have earned on the ceded unearned premiums and will earn investment income on the net cash balances collected from the reinsurers.

Results of Operations

     The table below displays certain measures we use in monitoring and evaluating our operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)

Statement of Operations Data:
Revenue:
Net earned premium	$86,539	$65,303	$237,249	$210,093
Net investment income	2,397	1,737	6,460	5,094
Realized (loss) gain on investments, net	(51)	1,081	18	1,131
Policy service fee revenues	18,673	16,938	55,027	52,384
Other income	636	474	1,706	1,209

Total revenue	108,194	85,533	300,460	269,911

Costs and Expenses:
Losses and loss adjustment expenses incurred	58,391	49,411	160,609	154,059
Commissions and other underwriting expenses	15,955	11,944	39,342	39,933
Other operating and general expenses	8,574	6,603	23,988	18,850
Litigation expense	-	17,200	-	17,200
Interest expense	749	783	2,123	2,464
Extinguishment of debt	-	-	1,613	-
Stock based compensation expense	284	335	955	686

Total costs and expenses	83,953	86,276	228,630	233,192

Income (loss) before income taxes	24,241	(743)	71,830	36,719
Income taxes	8,848	(282)	26,218	13,953

Net Income (Loss)	$15,393	$(461)	$45,612	$22,766

Per Share Data:
Net income (loss) per common share - Basic	$0.49	$(0.02)	$1.50	$0.96
Net income (loss) per common share - Diluted	$0.47	$(0.02)	$1.42	$0.91

Operating Data:
Gross written premium	$222,494	$152,737	$603,349	$472,949
Net written premium	109,763	61,976	295,327	195,528
Gross earned premium	178,813	155,067	516,522	455,262

Ratios:
Loss ratio (a)	55.2%	59.7%	54.6%	58.4%
Expense ratio (b)	23.2%	22.4%	21.5%	22.3%

Combined ratio (c)	78.4%	82.1%	76.1%	80.7%

(a) Loss ratio is the ratio, expressed as a percentage, of (i) losses and loss adjustment expenses incurred, divided by (ii) the sum of
(A) net earned premium, (B) policy service fee revenues and (C) other income.

(b) Expense ratio is the ratio, expressed as a percentage, of (i) the sum of (A) commissions and other undewriting expenses and (B)
other operating and general expenses divided by (ii) the sum of (A) net earned premium, (B) policy service fee revenues and
(C) other income.

(c) Combined ratio is the sum of the loss ratio and the expense ratio. This ratio is used by our management to evaluate our operating profitability.
14

Overview of Operating Results

    Net income for the three months ended September 30, 2004 was $15.4 million compared to a net loss of $0.5 million for the three months ended September 30, 2003.  Net income for the quarter ended September 30, 2004 included after-tax losses associated with Hurricanes Charley, Frances, Ivan, and Jeanne of $0.6 million. Net income for the quarter ended September 30, 2003 included after-tax litigation expenses of $10.7 million associated with class action lawsuits. Net income for the three months ended September 30, 2004 grew 57% excluding the items noted above compared to the corresponding period of 2003.

    Net income for the nine months ended September 30, 2004 grew to $45.6 million compared to $22.8 million for the nine months ended September 30, 2003, or by 100%.  Net income for the nine months ended September 30, 2004 included after-tax losses associated with Hurricanes Charley, Frances, Ivan, and Jeanne of $0.6 million, charges related to the refinancing of the Company’s credit facilities of $1.0 million and the cost of stock awards to employees in connection with the Company’s initial public offering in February 2004 of $0.6 million. Net income for the nine months ended September 30, 2003 included after-tax litigation expenses associated with class action lawsuits of $10.7 million. Net income for the nine months ended September 30, 2004 grew 43% excluding the items noted above compared to the corresponding period of 2003.

    The increase in net income in 2004 as compared to the same periods in 2003 is primarily attributable to growth in net earned premium and fee revenue and a reduction in the loss and loss adjustment expense ratio.  The Company’s loss and loss adjustment expense ratio improved to 55.2% and 54.6% for the three months and nine months ended September 30, 2004, respectively, from 59.7% and 58.4% for the three months and nine months ended September 30, 2003.  The improvement in the loss and loss adjustment expense ratio is due to the reduction in the impact of adverse development on prior years’ reserves for losses and loss adjustment expenses. The Company’s expense ratio improved to 21.5% for the nine months ended September 30, 2004 from 22.3% for the nine months ended September 30, 2003 as a result of increased ceding commissions earned resulting from an improved loss and loss adjustment expense ratio on the business ceded and productivity gains resulting in lower company expenses per dollar of premium written.

Three Months and Nine Months Ended September 30, 2004 compared to Three Months and Nine Months Ended September 30, 2003

    Gross Written Premium. Gross written premium increased to $222.5 million and $603.3 million for the three months and nine months ended September 30, 2004, or by 46% and 28%, respectively, compared to $152.7 million and $472.9 million for the same periods in 2003.  Exclusive of the change in the provision for cancellations, gross written premium increased by 17% for the third quarter of 2004 to $175.7 million compared to $149.8 million for the third quarter of 2003 and increased by 14% for the first nine months of 2004 to $556.3 million compared to $489.9 million for the comparable period of 2003. Average policies in force increased by 14% and 12% for the three months and nine months ended September 30, 2004, respectively, compared to the corresponding periods of 2003.

    In California, our largest market, exclusive of the effect of the change in the provision for cancellations, gross written premium remained steady at $90.1 million for the three months ended September 30, 2004 compared to $90.3 million for the comparable period of 2003. Gross written premium increased by 2% to $320.9 million for the nine months ended September 30, 2004 from $314.4 million for the nine months ended September 30, 2003, primarily as a result of the improved retention rate.

    In Florida, our second largest market, exclusive of the effect of the change in the provision for cancellations, gross written premium increased by 87% to $30.9 million for the three months ended September 30, 2004 compared to $16.5 million for the three months ended September 30, 2003. Gross written premium increased 48% to $78.2 million for the nine months ended September 30, 2004 compared to $52.7 million for the comparable period of 2003. In April 2004, we introduced additional segmentation into our rating structures, which rendered our products more broadly competitive. We have increased the number of producers in Florida by 70% since the beginning of 2004.

    In Michigan, our third largest market, exclusive of the effect of the change in the provision for cancellations, gross written premium increased by 47% to $18.7 million for the three months ended September 30, 2004 from $12.7 million for the three months ended September 30, 2003.  Gross written premium increased by 55% to $52.9 million for the nine months ended September 30, 2004 from $34.1 million for the nine months ended September 30, 2003. This growth is attributable to increasing the number of producers in Michigan by 22% since the beginning of 2004, as well as the strength of our competitive position.

    Net Written Premium. Net written premium for the three months and nine months ended September 30, 2004 was $109.8 million and $295.3 million, respectively, compared to $62.0 million and $195.5 million for the same periods in 2003, representing increases of 77% and 51%, respectively.  Exclusive of the effect of the change in the provision for expected policy cancellations, net written premium grew by $27.5 million, or 46%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003, and by $104.5 million, or 59%, for the nine months ended September 30, 2004 as compared to the same period of 2003. The increase in net written premium exceeded the increase in gross written premium as a result of changes in the Company’s underlying reinsurance programs.  The percentage of premiums ceded under our quota share reinsurance treaty was reduced from 60% for policies written in 2003 to 50% for those written in 2004. After the impact of the cessions, net written premium retained by the Company was 49% for the three months and nine months ended September 30, 2004, as compared to 41% for the three months and nine months ended September 30, 2003.

    Net Earned Premium. Net earned premium for the three months and nine months ended September 30, 2004 was $86.5 million and $237.2 million, respectively, compared to $65.3 million and $210.1 million for the same periods in 2003, representing increases of 32% and 13%, respectively.  The following table shows the gross and ceded amounts of written and earned premium for the three months and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)

Gross Written Premium	$222,494	$152,737	$603,349	$472,949
Ceded Written Premium	112,731	90,761	308,022	277,421
% Ceded	50.7%	59.4%	51.1%	58.7%

Gross Earned Premium	$178,813	$155,067	$516,522	$455,262
Ceded Earned Premium	92,274	89,764	279,273	245,169
% Ceded	51.6%	57.9%	54.1%	53.9%

Net Investment Income. Net investment income for the three months and nine months ended September 30, 2004 was $2.4 million and $6.5 million, respectively, compared to $1.7 million and $5.1 million for the same periods in 2003.  This increase is attributable to a larger average invested asset base as the result of the Company’s initial public offering (the "IPO") completed in February 2004.  Proceeds from the IPO were invested largely in municipal bonds, which now account for approximately 37% of the portfolio as compared to 17% as of September 30, 2003.

    Policy Service Fee Revenues. Policy service fee revenues for the three months and nine months ended September 30, 2004 were $18.7 million and $55.0 million, respectively, compared to $16.9 million and $52.4 million for the same periods in 2003.  Absent changes in the mix of business by state, policy service fee revenues would be expected to change from period to period commensurate with the change in gross earned premium.  However, during the first nine months of 2004, the Company’s premium volume has been growing comparatively faster in states other than California.  Our policy service fees are lower in relation to premium in these other states.  Hence, policy service fee revenues have grown slower than gross earned premium for the three months and nine months ended September 30, 2004 when compared to the corresponding periods of 2003. Also contributing to the slower growth of policy service fee revenues is the change in the provision for expected policy cancellations, which delayed the recognition of earned policy service fee revenues by approximately $0.7 million in the quarter ended September 30, 2004.

Costs and Expenses

    Losses and Loss Adjustment Expenses.  Loss and loss adjustment expenses incurred for the three months and nine months ended September 30, 2004 were $58.4 million and $160.6 million, respectively, compared to $49.4 million and $154.1 million for the same periods in 2003.  The loss and loss adjustment expense ratios were 55.2% and 54.6% for the three months and nine months ended September 30, 2004, respectively, compared to 59.7% and 58.4% for the same periods in 2003.  The improvement in the loss and loss adjustment expense ratio principally is due to the relative absence of adverse loss development in the third quarter and first nine months of 2004 when compared to the similar periods of 2003.  The following table displays the Company’s incurred loss and loss adjustment expenses ("LAE") as related to the current accident year (losses and LAE occurring in the current fiscal year) and prior accident years (losses and LAE recognized in the current fiscal year related to accidents which took place in a prior fiscal year).

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)

Current Accident Year Loss and LAE Incurred	$58,026	$49,442	$158,653	$146,057
Prior Accident Years Loss and LAE Incurred	365	(31)	1,956	8,002
Total Loss and LAE Incurred	$58,391	$49,411	$160,609	$154,059

Current Accident Year Loss and LAE Ratio	54.8%	59.8%	54.0%	55.4%
Prior Accident Years Loss and LAE Ratio	0.4%	-0.1%	0.6%	3.0%
Total Loss and LAE Ratio	55.2%	59.7%	54.6%	58.4%

    Adverse loss development occurs when loss and loss adjustment expense reserves established for accidents that took place in years prior to the current year prove to be inadequate, and management increases those loss and loss adjustment expense reserves to reflect the revised estimate of the ultimate losses and loss adjustment expenses related to such accidents.  Such increases result in a charge to loss and loss adjustment expenses in the current year.

    Commissions and Other Underwriting Expenses. Commissions and other underwriting expenses for the three months ended September 30, 2004 were $16.0 million compared to $11.9 million for the same period in 2003, representing an increase of 34%. The increase is consistent with the 33% increase in net earned premium over the same period. Commissions and other underwriting expenses for the nine months ended September 30, 2004 were $39.3 million compared to $39.9 million for the nine months ended September 30, 2003. Ceding commissions earned under our quota share reinsurance contracts increased in the nine months ended 2004 compared to the similar period of 2003, as a result of the improvement in the underlying combined ratio on the business ceded. This mitigated the increase in commissions and other underwriting expenses for the nine months ended September 30, 2004 as compared to the respective period of 2003.

    Other Operating and General Expenses. Other operating and general expenses for the three months and nine months ended September 30, 2004 were $8.6 million and $24.0 million, respectively, compared to $6.6 million and $18.9 million for the same periods in 2003, representing an increase of 30% and 27%, respectively.  The increase was due to the increase in gross written premium and the related increase in expenses that are variable, such as telephone and bank service charges associated with the lock box facilities used for collecting payments from policyholders.  The growth in operating and general expenses was greater than the growth in gross written premium.  The Company estimates that it incurred additional expenses of $0.5 million and $2.1 million for the three months and nine months ended September 30, 2004, respectively, related to being a publicly traded company.  Such expenses included increased Directors and Officers liability insurance premiums, increased audit fees and other costs associated with being a public company.

    Interest Expense.  Interest expense for the three months and nine months ended September 30, 2004 were $0.7 million and $2.1 million, respectively, compared to $0.8 million and $2.5 million for the same periods in 2003.  As of September 30, 2004, the Company had $73.9 million of outstanding debt as compared to $81.5 million at September 30, 2003. The aggregate weighted average interest rate was 3.1% and 3.0% during the three months and nine months ended September 30, 2004, respectively.

    Ratios. Our combined ratio was 78.4% and 76.1% for the three months and nine months ended September 30, 2004, respectively, compared to 82.1% and 80.7% for the same periods in 2003, an improvement of 3.7 and 4.6 percentage points, respectively.  The improvement relates to the aforementioned improvements in both our loss and loss adjustment expense ratio and expense ratio.  For the nine months ended September 30, 2003, the Company’s combined ratio was impacted negatively by 3 percentage points due to adverse development on loss and loss adjustment expense reserves recorded at the previous year-end.

    Income Taxes.  Income taxes for the three months and nine months ended September 30, 2004 were $8.8 million and $26.2 million, respectively, representing effective tax rates of approximately 36.5%.  The effective rates are comprised of 34.0% for federal income taxes and 2.5% for state income taxes.

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

    In February 2004, we completed an initial public offering of 17,250,000 shares of the Company’s common stock. The Company sold 6,250,000 shares providing net proceeds to the Company, after deducting issuance costs, of approximately $113.4 million. The Company contributed $110.0 million of the proceeds to its principal insurance subsidiary, which increased its statutory surplus. The Company used the $3.4 million not contributed to its insurance subsidiary for general corporate purposes at the holding company. The additional capital has provided the Company with the ability to reduce its reinsurance purchases and retain more of its written premium. For 2005 written premium, the Company will reduce its quota share cession percentage to 10% from 50% for 2004.

    In February 2004, the Company completed a refinancing of its secured credit facility. This bank agreement (the "Bank Agreement") consists of: (1) a $50.0 million Secured Revolving Credit Facility, which includes up to $15.0 million of letters of credit, (2) a $35.0 million Term A Loan and (3) a $40.0 million Term B Loan. The Company’s interest rate on borrowings under the Bank Agreement is LIBOR plus a margin ranging from 1.0% to 2.25%, which is determined based on the Company’s consolidated total debt to consolidated total capitalization ratio. The Company also pays certain commitment fees. The Bank Agreement is secured by a pledge of stock of certain of the Company’s subsidiaries.

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

    On August 3, 2004, the Board of Directors declared a dividend of $0.05 per common share resulting in a total payout of approximately $1.6 million from Bristol West Holdings, Inc.  The dividend was paid on August 31, 2004 to shareholders of record on August 17, 2004.

    Net cash provided by operating activities was $39.6 million for the nine months ended September 30, 2004, as compared to $28.8 million for the same period in 2003.  The increase from the prior year relates primarily to the increase in net income year over year, net of changes in various balance sheet accounts, primarily ceding commission receivable.

    Net cash used in investment activities amounted to $132.8 million and $22.9 million for the nine months ended September 30, 2004 and 2003, respectively, and was primarily used to purchase fixed income securities.  The increase in investment purchases was due to the investment of proceeds from the Company’s IPO that was completed in February 2004.

    Net cash provided by financing activities was $123.5 million for the nine months ended September 30, 2004 as compared to $10.0 million for the same period in 2003.  As mentioned above, the increase in cash from financing activities is primarily attributable to the Company’s IPO.

    Investments

    We had total cash, cash equivalents and invested assets of $305.3 million as of September 30, 2004. The following table summarizes our cash, cash equivalents and invested assets.

	Cost /
	Amortized Cost	Fair Value	% of Total at Fair Value
	(in millions)

Debt securities, available for sale	$261.8	$263.5	86.3%
Equity securities, available for sale	2.2	2.2	0.7%
Cash and cash equivalents	39.6	39.6	13.0%

Total	$303.6	$305.3	100.0%

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

    Investment Portfolio.  Our investment portfolio consists primarily of debt securities, all of which are classified as available for sale, and are carried at fair value with unrealized gains and losses reported in our financial statements as a separate component of stockholders’ equity on an after-tax basis. As of September 30, 2004, the fair value of our investment portfolio of $265.7 million included $1.7 million in pre-tax net unrealized gains.  We had a de minimus amount of realized pre-tax net gains for the nine months ended September 30, 2004.  The weighted average pre-tax equivalent book yield of the portfolio was 4.03% at September 30, 2004.

    Our investment objective is to maximize book income, while maintaining strong credit quality and satisfactory liquidity. Our portfolio at September 30, 2004 had an average Standard & Poor’s rating of "AA+".

    The following table presents the composition of our investment portfolio by type of investment as of September 30, 2004 (in millions):

Cash and cash equivalents	$39.6	13.0%
U.S. Government securities	7.0	2.3%
Mortgage backed bonds	28.3	9.3%
Tax-exempt bonds	113.5	37.2%
Collateralized mortgage obligations	22.3	7.3%
Corporate and other	90.7	29.7%
Preferred stocks	0.2	0.0%
Common stocks	2.0	0.7%
Net unrealized gains on fixed maturities	1.7	0.5%

Total investments at market value	$305.3	100.0%

    Given our current tax position resulting from our profitable operating performance, the after-tax yield to us on tax-exempt bonds compares favorably with that of taxable bonds. Therefore, we have significantly increased our portfolio allocation to tax-exempt bonds as of September 30, 2004.

    The following table presents the composition, by type of security, including the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities available for sale in our investment portfolio as of September 30, 2004.

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
	(in millions)

U.S. Government securities	$7.0	$-	$-	$7.0
Mortgage backed bonds	28.3	0.1	0.5	27.9
Tax-exempt bonds	113.5	1.6	0.5	114.6
Collateralized mortgage obligations	22.3	0.3	-	22.6
Corporate and other	90.7	1.2	0.5	91.4

Total fixed maturities	261.8	3.2	1.5	263.5

Equity and preferred stock	2.2	-	-	2.2

Total	$264.0	$3.2	$1.5	$265.7

The quality distribution of our fixed maturity portfolio as of September 30, 2004 was as follows:

	NAIC	Amortized	Fair	% of Total
	Rating	Cost	Value	at Fair Value
		(in millions)
Standard & Poor's Rating
AAA	1	$192.7	$193.1	73.3%
AA	1	25.4	25.8	9.8%
A	1	31.0	31.6	12.0%
BBB	2	5.8	6.1	2.3%
U.S. Treasuries agencies	1	6.9	6.9	2.6%

Total fixed maturity investments		$261.8	$263.5	100.0%

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

    As of September 30, 2004, investments carried at a fair value of $11.9 million and approximately $0.3 million of cash were on deposit with state insurance regulatory authorities.

Forward-Looking Statements

    This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties including, without limitation, the factors set forth below and under the caption "Risk Factors" in the prospectus filed with the United States Securities and Exchange Commission on February 11, 2004, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with the Company’s Registration Statement on Form S-1 (File No. 333-111259). Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Interest Rate Risk

     Investments. Our investment portfolio consists primarily of debt securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities portfolio is interest rate risk, which we strive to limit by managing duration to a defined range of three to four years and laddering or utilizing an even distribution in the maturities of the securities we purchase to achieve our duration target. Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities held in our portfolio. The fair value of our fixed maturity portfolio is impacted directly by changes in market interest rates. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield and liquidity tailored to the anticipated cash outflow characteristics of our liabilities. The effective duration of the portfolio as of September 30, 2004 was 3.63 years. Should market interest rates increase 1.0%, our fixed income portfolio would be expected to decline in market value by approximately $11.2 million, or 3.7%. Conversely, a 1.0% decline in interest rates would result in approximately $10.8 million, or 3.6%, appreciation in the market value of our fixed income portfolio. These market value changes are a result of the effective duration of the portfolio, as well as the slightly negative convexity of the portfolio.

     Credit Facility. Our exposure to market risk for changes in interest rates also relates to the interest expense of variable rate debt under a bank credit agreement that we entered into on February 18, 2004. The credit agreement is a floating rate borrowing facility and the interest rate we pay increases or decreases with the changes in interest rates, specifically LIBOR. Based on our borrowings under the floating rate credit agreement at September 30, 2004, a 10% increase in market interest rates would increase our annual net interest expense by approximately $141,000.

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

    Reinsurance.  We are subject to credit risks with respect to our reinsurers. Although our reinsurers are liable to us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance agreements do not limit our ultimate obligations to pay claims to policyholders and we may not recover claims made to our reinsurers. A.M. Best rates our reinsurers from "A-" to "A++".

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

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

    The Company is named as a defendant in a number of class action and individual lawsuits, the outcomes of which are uncertain at this time.  These cases include those plaintiffs who are seeking restitution, damages and other remedies as a result of the Company’s alleged failure to timely return unearned premium, the Company’s use of allegedly improper rates and discounts and other cases challenging various aspects of the Company’s claims and marketing practices and business operations.  The Company plans to contest the outstanding suits vigorously. Based upon currently available information, the Company believes that its reserves for these lawsuits are reasonable.  However, if any one or more of theses lawsuits results in a judgment against or settlement by the Company in an amount that is significantly in excess of the reserve established for such lawsuit (if any), the resulting liability could have a material adverse impact on the Company’s financial condition, cash flows and results of operations.

    For a further discussion on the Company’s pending litigation, see Item 3 - Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

    None

Item 3.           Defaults Upon Senior Securities

    None

Item 4.           Submission of Matters to a Vote of Security Holders

    None

Item 5.           Other Information

    Pursuant to the Company's Non-Employee Directors' Deferred Compensation and Stock Award Plan, seven directors have elected to defer some or all of their director fees, beginning with the third quarter of 2004.

    On August 12, 2004, the Company entered into a new quota share reinsurance agreement effective January 1, 2005 with National Union Fire Insurance Company of Pittsburgh, PA, a subsidiary of AIG. The agreement permits the Company to cede from 5% to 30% of its business written for 2005 with an option for 2006 subject to certain performance criteria being met. The ceding percentage will be 10% of business written during the 2005 underwriting year. This contrasts with a ceding percentage of 50% of business written in the 2004 underwriting year.

    On October 26, 2004, the Company exercised its right to terminate and commute the 2002 to 2004 quota share reinsurance agreement effective January 1, 2005 on a cut-off basis. The contractual right to terminate and commute was at the Company’s sole option. Effective January 1, 2005, the termination and commutation will result in the reinsurers being released as of that date from any future liability on the contract in return for them paying to the Company, within 45 business days of January 1, 2005, all balances due the Company, including ceded loss and loss adjustment expense reserves less any payable due the reinsurers. If the termination and commutation had been effective as of September 30, 2004, the monies due the Company would have been $214.7 million. The termination and commutation will have no immediate impact to earnings per share or book value. In future periods, the Company will save the 3% margin the reinsurers would have earned on the ceded unearned premiums and will earn investment income on the net cash balances collected from the reinsurers.

Item 6. Exhibits

List of exhibits:

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

4.5	Form of Stockholder Agreement for Senior Management (incorporated by reference to Exhibit 4.5 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.6	Form of Stockholder Agreement for Employees (incorporated by reference to Exhibit 4.6 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.7	Form of Sale Participation Agreement (incorporated by reference to Exhibit 4.7 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.8	Form of Restricted Stock Agreement for Officers, effective May 14, 2004

4.9 4.10	Form of Restricted Stock Agreement for Directors, effective May 14, 2004 Non-Employee Directors’ Deferred Compensation and Stock Award Plan

10.1
Quota Share Reinsurance Agreement, effective January 1, 2002, among Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company, Bristol West Casualty Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA (incorporated by reference to Exhibit 10.2 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

24

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

25

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

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)*

* Pursuant to Commission Release No. 33-8212, this certification will be treated as "accompanying" this Quarterly Report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL WEST HOLDINGS, INC. (Registrant)

November 11, 2004	By:	/s/ JAMES R. FISHER
Date		(Signature)

	Name:	James R. Fisher
	Title:	Chairman, Chief Executive Officer (Principal Executive Officer)

November 11, 2004	By:	/s/ CRAIG E. EISENACHER
Date		(Signature)

	Name:	Craig E. Eisenacher
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

27