Form 10-K
period 2004-12-31
BRISTOL WEST HOLDINGS INC
filed 2005-03-21
CIK 1272957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-31984
___________
BRISTOL WEST HOLDINGS, INC.
(Exact name of Registrant as specified in its Charter)
Delaware (State or other jurisdiction of incorporation or organization)	13-3994449 (I.R.S. Employer Identification No.)

5701 Stirling Road Davie, Florida 33314 (954) 316-5200
(Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as indicated in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the Registrant’s voting common stock held by non-affiliates, based on the stock price at the last business day of the second quarter of 2004 was $355,306,052. As of March 16, 2005, the total number of shares outstanding of Registrant's common stock was 32,032,551.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders scheduled to be held on May 12, 2005 are incorporated herein by reference in Part III, Items 10, 11, 12, 13 and 14. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after Registrant’s fiscal year ended December 31, 2004.

BRISTOL WEST HOLDINGS, INC. 2004 ANNUAL REPORT

i

BRISTOL WEST HOLDINGS, INC. 2004 ANNUAL REPORT

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

Non-standard automobile insurance provides coverage to drivers who find it difficult to purchase automobile insurance from standard carriers as a result of a number of factors, including their driving record, vehicle, age, claims history, or because they have limited financial resources. Typically, these drivers purchase minimal levels of insurance coverage in order to comply with state-mandated financial responsibility laws. For comparable coverage, premiums for non-standard automobile insurance policies are generally higher than for standard or preferred automobile insurance policies.

We offer insurance coverage exclusively through independent agents and brokers, which number in excess of 6,300. Because some of our agents and brokers operate from multiple locations, our products are offered at more than 8,300 locations. We are licensed to provide insurance in 37 states and the District of Columbia, although we focus our operations in 21 states that we believe provide significant opportunity for profitable growth. Our markets include California, Florida and Texas, the three largest non-standard automobile insurance markets in the United States. These states were our first, second, and fifth largest states by premium volume and accounted for 73% of our gross premiums written for the year ended December 31, 2004. In addition to the premiums we charge for our insurance policies, we receive fees for policy issuance, installment payment processing and other items that, in total, aggregate approximately 11% of premiums.

Products and Services

Policies. We offer a wide range of coverage options to meet our policyholders' needs. Our liability-only policies generally include:

•
bodily injury liability coverage, which protects insureds if they are involved in accidents that cause bodily injuries to others, and also provides insureds with a defense if they are sued by others for covered damages; and

•
property damage liability coverage, which protects insureds if they are involved in accidents that cause damage to another's property, and also provides insureds with a defense if they are sued by others for covered damages.

Our liability-only policies in certain states may include personal injury protection coverage, which provides coverage for our insureds’ injuries without regard to fault.

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

We offer insurance products and payment plans that are tailored to the non-standard marketplace. For customers whose selection of an insurance policy is driven by their desire to minimize their initial cash outlay, we offer low down payments and monthly billing plans. Our experience has shown us that total policy cost, although a variable in the purchasing decision, is not as important to this segment of applicants as is an installment plan with a low down payment. Accordingly, our payment plans are designed to be attractive to these customers by minimizing the up-front cash outlay through low down payments and monthly billing. Our billing and collection systems facilitate these attractive payment plans while preventing significant exposure to credit losses.

There is another large segment of drivers who do not qualify for standard products due to a driving record transgression, their age, or recent financial instability, but for whom total policy cost is the most important consideration. Our products are also structured to appeal to these potential customers. We offer various discounts for better risks, including a discount for having maintained automobile insurance within a prescribed prior time period and/or for maintaining homeowners insurance. Conversely, we add surcharges for traffic violations and accidents.

In addition to the premiums we collect for the insurance coverage we provide, we collect policy origination fees and installment fees. We may also charge additional fees for late payment, policy cancellation, policy rewrite and reinstatement and for other reasons. In the aggregate, these fees represent revenues of approximately 11% in excess of the premiums we collect.

Distribution and Marketing

We distribute our products through more than 6,300 independent producers. Some producers operate from multiple locations, and as a result, our products were offered through more than 8,300 locations as of year-end 2004. Since our products are only sold through the independent producer channel, building and maintaining strong relationships with our independent agents and brokers is a key element to our long-term success. We strive to maintain these relationships by providing our agents and brokers with high-quality service, a stable presence in their markets and competitive compensation programs. We provide our producers with easy-to-use underwriting and policy administration software. We offer competitively priced products, convenient installment billing plans and superior service to our producers and insureds.

Geographic Distribution. We have licenses to write insurance in 37 states and the District of Columbia, but we focus on 21 states that we believe provide significant opportunity for profitable growth based upon historical results, current market conditions and each state's legal and regulatory environment.

For the year ended December 31, 2004, our top three states represented 80.6% of our gross premiums written. The following table sets forth the distribution of our gross premiums written by state, excluding any change in the provision for expected cancellations, as a percent of total gross premiums written for the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
	2004	2003	2002

California	56.1%	63.5%	67.1%
Florida	14.3	11.1	12.8
Michigan	10.2	7.4	6.8
South Carolina	2.5	1.9	1.3
Texas	2.4	1.6	2.4
Pennsylvania	2.2	2.2	1.6
Maine	1.9	1.8	1.0
New Hampshire	1.8	1.1	1.0
Georgia	1.6	3.2	2.2
Virginia	1.6	1.4	0.6
All other states	5.4	4.8	3.2
	100.0%	100.0%	100.0%

Major Producers. Our top ten producers, as measured by premium volume, accounted for 25.5%, 31.7% and 33.3% of our gross written premiums for the years ended December 31, 2004, 2003 and 2002, respectively. In 2004, no single producer accounted for more than 10% of our gross premiums written. The concentration of our business with our top producers has declined as we have increased our producer base and entered new markets, and as a result of increased competition in California. We do not have any long-term producer contracts. Each of our ten largest producers produces the majority of its business in California.

For the years ended December 31, 2004, 2003 and 2002, our top three producers accounted for 17.2%, 21.0% and 18.2% of our gross premiums written, with our single largest producer accounting for 9.8%, 13.6% and 13.9% during the same timeframe. Our concentration of business with these large producers has declined as we have expanded both our geographic scope and the number of producers offering our products. Equally important, competition increased in California during 2004, as new companies entered the market and many companies, new and existing, loosened their underwriting standards, which we refused to do. This has led to a decline in our premium writings in 2004 compared to 2003 in California.

Relationships with Agents and Brokers. We sell our policies through more than 6,300 agents and brokers with over 8,300 locations. We devote considerable time and resources to developing and maintaining our relationships with these producers, and we endeavor to provide them with responsive services and a stable presence in their markets.

Our marketing department regularly visits and works closely with our agents and brokers in order to keep them up to date on our products and to gather information on industry trends. We offer competitive compensation programs.

We provide proprietary software to agents and brokers that permit them to access centralized information about their customers. In addition, we have deployed point-of-sale underwriting and policy issuance software at most of our producers’ locations during the past year. Point-of-sale underwriting technology uses internet connectivity to obtain and verify an applicant’s underwriting and rating information as part of the application process. The producer enters the applicant’s underwriting data into a Company-provided software application, OneStep™ or OneStep Raptor™. Concurrently, these software applications automatically and electronically obtain key underwriting and rating information, such as driving record and claim history, and reconcile it to the application information. In this manner, the producer can provide a final price quote to the applicant at the point of sale. If the applicant chooses to purchase the policy, the transaction can be completed immediately. The producer can collect the payment, and the insured can leave the producer’s office with their policy and insurance identification card.

We employ daily, weekly, monthly and quarterly data analysis to monitor various aspects of a producer's business conduct including adherence to our underwriting policies and procedures and the profitability of the producer's business with us. We evaluate each producer on numerous key factors, including the following:

•	loss experience on their business with us;

•	violations of our underwriting guidelines;

•	frequency of uprates: we monitor how often producers erroneously grant discounts or do not obtain accurate underwriting information;

•	submission of manual applications and failure to utilize our online underwriting software, which increases our cost of doing business;

•	claim timing: we terminate relationships with producers we find backdating policies to make them effective prior to the occurrence of a loss; and

•	business activity: we measure our producers' business activity to identify and actively manage producers that are not consistently selling our products.

Producer Compensation. Our producer compensation programs are designed to be competitive in each market in which we operate. Commissions are paid on new and renewal business at a percentage of the full term policy premium, and the full commission is paid at policy inception or renewal. Paying the full term commission up front is highly valued by our producers. If a policy cancels before its expiration date, the producer is contractually bound to return the unearned commission to us.

In addition to new and renewal commissions, we negotiated on a case-by-case basis profit sharing agreements with some of our larger producers that entailed maintaining or outperforming specified loss ratio targets and maintaining an agreed amount of in-force business. The ratio of commission expense to gross premiums earned, including all profit sharing compensation, was 15.3%, 15.2% and 15.0% for the years ended December 31, 2004, 2003 and 2002, respectively. The ratio of profit sharing commission expense to gross premiums earned was 0.6%, 0.9% and 0.9% for the years ended December 31, 2004, 2003 and 2002, respectively. The decline in profit sharing commissions in 2004 was due to increased competition, most notably in California, which resulted in a decline in premium writings, and certain producers, therefore, not earning such commissions. Effective January 1, 2005, the Company discontinued these profit sharing compensation arrangements and implemented various fixed commission tiers into which producers are placed depending upon the Company's assessment of economies of scale, the producer's level of expertise in placing automobile insurance and the geographic scope of the producer's operations. Within each state, the revised commission structure is intended to produce a commission ratio consistent with the previous structure.

Point-of-Sale Underwriting and Policy Issuance. The Company continues to make significant strides in point-of-sale underwriting. During the fourth quarter, we completed the deployment of our web-based system, OneStep, in California. OneStep is also fully operational in South Carolina. Throughout 2004, we also deployed OneStep Raptor, our client-server point-of-sale quoting and underwriting system, in twelve states. Together, the use of OneStep and OneStep Raptor resulted in point-of-sale underwriting on 74% of new business applications in the fourth quarter. By utilizing point-of-sale underwriting, policy issuance is now immediate in the states in which it is deployed compared to an average of 5 days prior to implementation of point-of-sale underwriting. In addition to reducing uprates, the efficiency gains we realize allowed us to grow while improving policyholder service. During the quarter, we also expanded our capabilities to process changes or endorsements to an insured’s policy through the OneStep program in South Carolina, and we have plans to expand this capability to other states over the next twelve to twenty-four months.

Underwriting and Pricing

We establish policy rates utilizing a variety of factors, including, but not limited to, vehicle type, driver age, driving record, type of coverage, miles driven, financial responsibility, prior insurance coverage and policy limits. We continuously evaluate and modify our rates in order to maintain an acceptable level of underwriting profitability.

We have product managers for each state in which we operate or that we are considering entering. Each state manager is responsible for monitoring our competitive position and profitability. They work closely with our pricing actuaries, marketing department and senior staff to develop or alter our product and pricing strategies.

Claims Handling

Our claims department has approximately 500 claims adjusters and managers who handle claims from 13 offices around the country. Each claims office has an assigned geographic service area, but has the flexibility to handle claims from other areas as indicated by workloads and available staff.

We have a toll-free access number that allows policyholders to report claims 24 hours a day, seven days a week. We attempt to contact all parties involved in an accident within 24 hours of receipt of notification and inspect any damaged property within 72 hours. We require our claims managers to review all new claims within 24 hours of receipt of notification and to provide specific instructions to the adjuster receiving the assignment.

Our staff investigates all claims, with a small percentage of automobile damage appraisals completed by independent appraisers when warranted by the appraisal location or when Company appraisal staff is not available. Twenty-four in-house attorneys defend most of the lawsuits brought against our insureds. Our claims department is supported by a special investigation unit with 33 employees deployed nationwide who control costs through fraud mitigation and ensure our compliance with applicable anti-fraud regulations. Our special investigation unit uses six anti-fraud databases to identify suspicious losses. We have a claim quality control group comprised of experienced claims professionals who monitor our claims files on a real-time basis, providing assistance when issues arise, and a claims training department which provides both new hire training and advanced training to experienced claims representatives. In addition, we conduct internal audits of our claim handling focusing on procedures, financial controls, data integrity and regulatory compliance.

Technology

We have substantially upgraded our information technology capabilities in recent years. Examples include:

Data Warehouse. We maintain an extensive proprietary database, which contains statistical records with respect to our insureds, including, among other data, the insured's rating classification, motor vehicle records, years licensed, loss experience by zip code and type of automobile. Analysis of this data enables us to identify trends emerging in our business and to respond with changes to prices, product or underwriting guidelines.

Claims Administration. Our in-house claims administration system maintains all notes, diaries and related party information on each claim and provides automated on-line management reports on the number of outstanding claims and service levels. It provides a financial control and automatically generates and maintains loss and loss adjustment expense reserves. The system was upgraded in 2004 to interface with a standardized estimating service and to incorporate pictures for each appraised vehicle.

Point-of-Sale Underwriting. We have online point-of-sale application systems, OneStep and OneStep Raptor, and as of March 2005, we were producing more than 85% of our business through these systems. We have an exclusive license to use OneStep in the non-standard automobile insurance industry through December 2009. OneStep and OneStep Raptor use technology to provide fast and accurate quotes by accessing third-party information at the point of sale, including an applicant's driving record, accident history and, where permitted by law, credit reports. This process reduces the frequency of uprates which may occur when an application is incomplete or inaccurate. Our point-of-sale application systems permit the producer to print the policy, the identification cards and the policy declaration page as soon as the verifications are complete, usually within minutes.

BWProducers.com. This website provides our producers with complete access to all information about their Bristol West policyholders, including billing information, policy status, cancellations and installments. This access to timely and centralized information gives our producers the ability to better manage their business and increase their retention rates. The system was upgraded to allow online payments from our agencies.

Policyholder Tools. We have implemented automated phone and web payment functionality for our policyholders to provide availability 24 hours per day, 7 days per week, without the need for human intervention.

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

Loss and loss adjustment expense reserves are estimated by our actuaries using statistical analyses after careful consideration of trends in claim severity, claim frequency, inflation, historical claims, settlement patterns, legislative activity and other factors. Our actuaries rely heavily on historical loss experience when determining loss reserve levels on the assumption that past loss experience is a good indicator of future loss experience. When necessary, and as new experience develops or new information becomes known, our estimates are revised accordingly.

As of December 31, 2004, we had $222.3 million of gross loss and gross loss adjustment expense reserves, which represented our best estimate of ultimate losses and loss adjustment expenses. Adjustments to our loss and loss adjustment expense reserves are reflected in our consolidated results of operations in the periods in which the estimates change.

Our management believes the provision for unpaid losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date.

An analysis of our losses and loss adjustment expenses for December 31, 2004, 2003 and 2002 is summarized in the following table:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)

Balance as of beginning of year	$202,296	$157,416	$105,993
Less: Reinsurance recoverable	113,286	75,136	66,904

Net balance as of beginning of year	89,010	82,280	39,089

Incurred related to:
Current period	216,845	190,356	172,311
Prior periods	2,513	9,314	28,185

Total incurred	219,358	199,670	200,496

Paid related to:
Current period	135,508	117,451	106,435
Prior periods	67,440	75,489	50,870

Total paid	202,948	192,940	157,305

Net balance as of December 31	105,420	89,010	82,280
Plus: Reinsurance recoverable	116,906	113,286	75,136

Balance as of December 31	$222,326	$202,296	$157,416

The following table presents the development of our loss and loss adjustment expense reserves, net of reinsurance, for the calendar years 1994 through 2004 (in thousands).

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
As Originally Estimated:	23,330	26,902	21,013	26,593	59,472	44,174	51,349	39,089	82,280	89,010	105,420
As Re-estimated as of December 31, 2004:	25,364	30,380	25,971	39,183	57,634	54,438	84,260	78,113	102,382	91,523

Liability Re-estimated as of:
One Year Later	24,790	27,063	24,630	44,295	55,640	50,502	68,002	67,274	91,594	91,523
Two Years Later	24,091	29,574	28,169	38,239	55,977	51,667	80,655	75,203	102,382
Three Years Later	24,962	31,326	25,520	38,368	56,602	52,928	83,277	78,113
Four Years Later	25,538	30,106	25,662	38,943	56,950	53,805	84,260
Five Years Later	25,079	30,108	26,089	39,029	57,161	54,438
Six Years Later	25,099	30,473	26,005	39,051	57,634
Seven Years Later	25,382	30,440	25,923	39,183
Eight Years Later	25,470	30,324	25,971
Nine Years Later	25,317	30,380
Ten Years Later	25,364

Cumulative Deficiency (Redundancy)	2,034	3,478	4,958	12,590	(1,838)	10,264	32,911	39,024	20,102	2,513

Cumulative Amounts Paid as of :
One Year Later	16,649	19,823	18,069	27,371	51,201	43,231	61,891	50,870	75,489	67,411
Two Years Later	21,589	26,741	23,520	36,674	56,448	50,016	75,642	71,619	94,793
Three Years Later	23,767	28,904	25,189	38,320	57,101	51,839	81,953	75,777
Four Years Later	24,553	29,834	25,653	38,808	57,046	52,693	83,591
Five Years Later	25,049	30,130	25,850	38,945	57,185	54,344
Six Years Later	25,165	30,351	25,872	38,969	57,610
Seven Years Later	25,365	30,345	25,866	39,190
Eight Years Later	25,342	30,340	25,970
Nine Years Later	25,337	30,379
Ten Years Later	25,363

Net Loss and Loss Adjustment Expense Liability as a Percentage of Initially Estimated Liability

Liability Re-estimated as of:	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
One Year Later	106%	101%	117%	167%	94%	114%	132%	172%	111%	103%
Two Years Later	103%	110%	134%	144%	94%	117%	157%	192%	124%
Three Years Later	107%	116%	121%	144%	95%	120%	162%	200%
Four Years Later	109%	112%	122%	146%	96%	122%	164%
Five Years Later	107%	112%	124%	147%	96%	123%
Six Years Later	108%	113%	124%	147%	97%
Seven Years Later	109%	113%	123%	147%
Eight Years Later	109%	113%	124%
Nine Years Later	109%	113%
Ten Years Later	109%

Cumulative Deficiency (Redundancy)	9%	13%	24%	47%	-3%	23%	64%	100%	24%	3%

Net Loss and Loss Adjustment Cumulative Paid as a Percentage of Initially Estimated Liability

Cumulative Amounts Paid as of:
One Year Later	71%	74%	86%	103%	86%	98%	121%	130%	92%	76%
Two Years Later	93%	99%	112%	138%	95%	113%	147%	183%	115%
Three Years Later	102%	107%	120%	144%	96%	117%	160%	194%
Four Years Later	105%	111%	122%	146%	96%	119%	163%
Five Years Later	107%	112%	123%	146%	96%	123%
Six Years Later	108%	113%	123%	147%	97%
Seven Years Later	109%	113%	123%	147%
Eight Years Later	109%	113%	124%
Nine Years Later	109%	113%
Ten Years Later	109%

     The unfavorable development in our reserves for losses and loss adjustment expenses for the 1999 to 2002 years is due to a number of factors. A reorganization of the claims department in 2000 resulted in an unanticipated increase in the average cost per closed claim and the number of claims primarily in California and Florida in 2000, 2001 and 2002. In addition, rate reductions in California between June 1998 and July 1999 and a poorly structured and priced product in Texas that we began offering in the first quarter of 1999 and discontinued in August 2002 also led to unfavorable development in reserves for unpaid losses and loss adjustment expenses.

In the second quarter of 2002, we employed a new chief actuary. Since that time, we have made considerable improvements in our actuarial processes. We began analyzing loss and loss adjustment expense trends by reviewing statistics that grouped accidents by the quarter in which the accident occurred instead of the year in which it occurred. By analyzing accident statistics on a quarterly date of loss method, we believe that we are able to identify loss trends earlier and update our estimates of losses and loss adjustment expenses promptly. We migrated from a manual spreadsheet environment to an automated process in the fourth quarter of 2002, utilizing a data warehouse we developed. The systematized creation of loss and loss adjustment expense statistics enables our actuaries to analyze our experience at a highly detailed level. We have the ability to identify and measure variances in loss trends by state, product and line coverage that would not otherwise be identifiable in performing a review at an aggregate level.

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

We believe we have addressed the issues related to the past unfavorable development of our loss and loss adjustment expense reserves, and the liabilities that we have currently recorded for losses and loss adjustment expenses are adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date.

The following table is a reconciliation of our net liability to our gross liability for losses and loss adjustment expenses (in thousands).

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
As Originally Estimated:

Net Liability	23,330	26,902	21,013	26,593	59,472	44,174	51,349	39,089	82,280	89,010	105,420
Add Reinsurance Recoverables	19,379	21,635	20,541	33,762	12,795	20,827	30,132	66,904	75,136	113,286	116,906
Gross Liability	42,709	48,537	41,554	60,355	72,267	65,001	81,481	105,993	157,416	202,296	222,326

As Re-estimated as of December 31, 2004:

Net Liability	25,364	30,380	25,971	39,183	57,634	54,438	84,260	78,113	102,382	91,523
Add Reinsurance Recoverables	19,419	21,093	23,279	22,764	10,174	21,793	39,280	66,618	82,126	112,421
Gross Liability	44,783	51,473	49,250	61,947	67,808	76,231	123,540	144,731	184,508	203,944

Gross Cumulative Deficiency (Redundancy)	2,074	2,936	7,696	1,592	(4,459)	11,230	42,059	38,738	27,092	1,648

Gross Cumulative Deficiency (Redundancy) as a
Percent of Originally Estimated Gross Liability	5%	6%	19%	3%	-6%	17%	52%	37%	17%	1%

Investments

We had total cash, cash equivalents and invested assets of $295.1 million at December 31, 2004, which represents an increase of $144.6 million, as compared to $150.5 million at December 31, 2003. Our initial public offering in February 2004 generated $113.4 million of this increase. The following table summarizes our cash, cash equivalents and invested assets as of the dates indicated.

			% of Total
	Amortized Cost	Fair Value	at Fair Value
	(dollars in millions)
December 31, 2004
Debt securities, available for sale	$280.6	$281.6	95.4%
Equity securities, available for sale	2.0	2.0	0.7%
Cash and cash equivalents	11.5	11.5	3.9%

Total	$294.1	$295.1	100.0%

			% of Total
	Amortized Cost	Fair Value	at Fair Value
	(dollars in millions)
December 31, 2003
Debt securities, available for sale	$136.1	$139.5	92.7%
Equity securities, available for sale	1.8	1.8	1.2%
Cash and cash equivalents	9.2	9.2	6.1%

Total	$147.1	$150.5	100.0%

Investment Strategy. Our investment portfolio is highly marketable and consists of publicly traded, high quality investment-grade debt securities. We hold no equity securities, other than our investment in OneShield, Inc. and we have no exposure to foreign currency risk. Hyperion Capital Management, Inc. manages our portfolio and provides all related accounting and statutory investment reporting. Our investment strategy is tailored to our need to maintain capital adequate to support our insurance operations.

We have formal investment guidelines with our outside managers, which have been in place for five years, and allow the following maximum allocations by sector:

U.S. Treasury Notes	100%
U.S. Government Agencies	50%
Mortgage Backed Securities	50%
Commercial Mortgage Backed Securities	10%
Corporate Bonds	60%
Canadian Provinces	10%
Yankee bonds (excluding Canada)	10%
Asset Backed Securities	25%

The allocation to tax-exempt securities varies based upon our tax position. We are in regular communication with our advisor and we have monthly scheduled meetings to discuss our tax position and other matters. The maximum allocation by issuer is based on the ratings of the issuer's securities.

Investment Portfolio. Our investment portfolio consists primarily of debt securities, all of which are classified as available for sale, and are carried at fair value with unrealized gains and losses reported in our financial statements as a separate component of stockholders' equity on an after-tax basis. As of December 31, 2004, the fair value of our investment portfolio of $283.6 million included $1.0 million in pre-tax net unrealized gains. As of December 31, 2003, the fair value of our investment portfolio of $141.3 million included $3.4 million in pre-tax net unrealized gains. We had nominal pre-tax net realized gains for the twelve months ended December 31, 2004 and pre-tax net realized gains of $1.2 million in 2003. The weighted average pre-tax equivalent book yield of the portfolio was 4.30% at December 31, 2004, compared to 4.57% at December 31, 2003.

Our investment objectives are to maximize book income, while maintaining a highly marketable investment grade portfolio. As of December 31, 2004, our portfolio had an average Standard & Poor's rating of "AA+", a weighted average pre-tax equivalent book yield of 4.30% and an effective duration of 3.88 years. The following table presents the composition of our investment portfolio by type of investment as of the dates indicated.

	At December 31,
	2004		2003		2002
	(dollars in millions)
Cash and Cash Equivalents	$11.5	3.9%	$9.2	6.1%	$12.4	8.9%
U.S. Government Securities	4.4	1.5%	9.4	6.3%	9.3	6.7%
Mortgage Backed Bonds	31.1	10.5%	4.9	3.3%	6.2	4.4%
Tax Exempt Bonds	129.3	43.8%	35.1	23.3%	3.2	2.3%
Collateralized Mortgage Obligations	16.8	5.7%	31.4	20.8%	43.7	31.2%
Corporate and Other	99.0	33.6%	55.3	36.7%	60.0	42.8%
Preferred Stocks	2.0	0.7%	1.8	1.2%	0.4	0.3%
Net Unrealized Gains on Fixed Maturities	1.0	0.3%	3.4	2.3%	4.7	3.4%

Total Investments at Market Value	$295.1	100.0%	$150.5	100.0%	$139.9	100.0%

As can be seen, we have significantly increased our portfolio allocation to tax-exempt bonds as of December 31, 2004. With the growth in our taxable income from operations, the after tax yield to us on tax-exempt bonds compares favorably with that of taxable bonds.

The following table presents the composition by type of security, including the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities available for sale in our investment portfolio as of the dates indicated.

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
	(in millions)
December 31, 2004
Fixed maturities:
U.S. Government securities	$4.4	$-	$-	$4.4
Mortgage backed bonds	31.1	0.1	0.3	30.9
Tax-exempt bonds	129.3	1.4	0.6	130.1
Collateralized mortgage obligations	16.8	0.2	0.1	16.9
Corporate and other	99.0	1.0	0.7	99.3
Total fixed maturities	280.6	2.7	1.7	281.6
Preferred stock	2.0	-	-	2.0

Total	$282.6	$2.7	$1.7	$283.6

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
	(in millions)
December 31, 2003
Fixed maturities:
U.S. Government securities	$9.4	$0.1	$-	$9.5
Mortgage backed bonds	4.9	0.1	-	5.0
Tax-exempt bonds	35.1	0.9	0.1	35.9
Collateralized mortgage obligations	31.4	0.9	0.1	32.2
Corporate and other	55.3	1.8	0.2	56.9
Total fixed maturities	136.1	3.8	0.4	139.5
Preferred stock	1.8	-	-	1.8

Total	$137.9	$3.8	$0.4	$141.3

The amortized cost and fair value of debt securities in our investment portfolio as of December 31, 2004, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Furthermore, this distribution is based on the Company's estimate of the future prepayments of principal over the securities' remaining lives.

	Amortized
	Cost	Fair Value
	(in millions)
Years to maturity
One year or less	$4.3	$4.4
After one year through five years	71.2	71.1
After five years through ten years	102.1	102.6
After ten years	103.0	103.5
Total	$280.6	$281.6

The Securities Valuation Office of the National Association of Insurance Commissions, or NAIC, evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called "NAIC designations." The NAIC designations generally parallel the credit ratings of the nationally recognized statistical rating organizations for marketable bonds. NAIC designations 1 and 2 include bonds considered to be investment grade, which are those rated "BBB-" or higher by Standard & Poor's, a division of The McGraw-Hill Companies, Inc. NAIC designations 3 through 6 include bonds considered to be below investment grade, rated "BB+" or lower by Standard & Poor's. All of the debt securities in our portfolio were rated investment grade by the NAIC and Standard & Poor's as of December 31, 2004. Investment grade securities generally bear lower yields and lower degrees of credit risk than those that are unrated or are rated non-investment grade.

The quality distribution of our fixed maturity portfolio as of December 31, 2004 was as follows:

	NAIC	Amortized	Fair	% of Total
	Rating	Cost	Value	at Fair Value
		(dollars in millions)
Standard & Poor's Rating
AAA	1	$201.2	$201.2	71.4%
AA	1	34.2	34.6	12.3%
A	1	35.0	35.4	12.6%
BBB	2	5.8	6.0	2.1%
U.S. Treasuries & Agencies	1	4.4	4.4	1.6%

Total fixed maturity investments		$280.6	$281.6	100.0%

We evaluate the risk against reward tradeoffs of investment opportunities, measuring their effects on the stability, diversity, overall quality and liquidity of our investment portfolio.

The primary market risk exposure to our debt securities portfolio is interest rate risk, which we strive to limit by managing duration to a defined range of three to four years. Interest rate risk includes the risk from movements in market rates and changes in the credit spread of the respective sectors of the debt securities held in our portfolio.

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

On a quarterly basis, we examine our investment portfolio for evidence of impairment. The assessment of whether impairment has occurred is based on our evaluation, on an individual security basis, of the underlying reasons for the decline in fair value, which are discussed with our investment advisor and evaluated to determine the extent to which such changes are attributable to interest rates, market-related factors other than interest rates, as well as financial condition, business prospects and other fundamental factors specific to the issuer. Declines attributable to issuer fundamentals are reviewed in further detail. When one of our securities has a decline in fair value that is determined to be other than temporary, we reduce the carrying value of the security to its current fair value as required by accounting principles generally accepted in the United States of America (“GAAP”).

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

As of December 31, 2004, investments carried at a fair value of $11.8 million and approximately $0.3 million of cash were on deposit with state insurance regulatory authorities.

Short-Term Investments. Our short-term investments primarily consist of investments in money market funds and commercial paper with original maturities of three months or less.

Competition

The non-standard automobile insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete with both large national insurance providers and smaller regional companies on the basis of price, coverages offered, claims handling, customer service, producer commission, geographic coverage and financial strength ratings. Some of our competitors have more capital, higher ratings and greater resources than we have, and may offer a broader range of products, lower prices and lower down payments than we do. Some of our competitors sell insurance policies directly to customers, rather than through agents or brokers as we do, and may have certain competitive advantages, including increased name recognition among customers, direct relationships with policyholders and potentially lower cost structures. In addition, it is possible that new competitors will enter the non-standard automobile insurance market. Further, increased competition may result in some companies offering lower premium rates and policy terms and conditions that are more favorable to insureds, which could reduce our underwriting margins.

Based upon data compiled from A.M. Best, we believe that, as of December 31, 2003, the top ten insurance groups accounted for approximately 67.7% of the approximately $37.1 billion non-standard market segment. We believe that our primary insurance company competition comes not only from national companies or their subsidiaries, such as The Progressive Corporation, American International Group, Inc., The Allstate Corporation, State Farm Mutual Automobile Insurance Company, Safeco Corp., and Farmers Insurance Group, but also from non-standard insurers such as Mercury General Corporation, Infinity Property & Casualty Corporation, Affirmative Insurance Holdings, Inc., and Direct General Corporation.

Reinsurance

The Company utilizes reinsurance to increase its underwriting capacity and to reduce its exposure to losses. Reinsurance is an arrangement in which a reinsurer contracts to indemnify an insurance company (the "ceding company") for all or a portion of the insurance company's losses arising under specified classes of insurance policies. We use reinsurance to limit our risk, to support our growth and to manage our capital more efficiently. In the past, we have relied on quota share and excess of loss reinsurance agreements to limit our exposure to loss to a level that is within the capacity of our capital resources. Pursuant to our quota share reinsurance arrangements, our reinsurers agree to assume a specified percentage of our losses and loss adjustment expenses in exchange for a corresponding percentage of our premiums written. In our excess of loss reinsurance arrangements, our reinsurers agree to assume all or a portion of our losses and allocated loss adjustment expenses in excess of a specified amount. In excess of loss reinsurance, the premium payable to our reinsurers is negotiated because the reinsurers do not share proportionately in our loss.

We carefully review the financial condition of each prospective reinsurer prior to contracting with them in an effort to minimize our exposure to losses from a potential reinsurer insolvency. It is highly unlikely that a material reinsurance recoverable will become uncollectible.

A portion of our direct written premiums has been and continues to be ceded to reinsurers under quota share and excess of loss agreements.

Quota Share Agreements. On August 12, 2004, the Company entered into a quota share reinsurance agreement effective January 1, 2005 with National Union Fire Insurance Company of Pittsburgh, PA, a subsidiary of AIG. The agreement permits the Company to elect a cession ratio from 5% to 30% for business written in 2005 with an option for 2006 subject to certain performance criteria being met. The Company has elected to cede 10% of business written during 2005. The agreement contains clauses that limit the reinsurer’s potential loss to a combined ratio of 150% for any covered year and 117% for all years. Prior to entering the agreement, we concluded that the agreement met the risk transfer tests of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," as the reinsurer is assuming significant insurance risk and is exposed to a reasonable possibility of a significant loss from the transaction.

The Company elected to terminate and commute the 2002 to 2004 quota share reinsurance agreement on a cut-off basis effective January 1, 2005. The termination and commutation resulted in the reinsurers’ release from all future liability in return for settlement of all balances due the Company of $196.6 million, which was received on January 21, 2005. The termination and commutation of this quota share reinsurance agreement had no impact upon reported net income. Earned premiums ceded under this agreement from inception through December 31, 2004 were $791.2 million. The reinsurance under this agreement was provided by National Union Fire Insurance Company of Pittsburgh, PA, Alea London Ltd., and Federal Insurance Company.

Aggregate Excess of Loss (Stop Loss) Agreement. Effective March 18, 2004, the Company elected to terminate and commute its aggregate excess of loss reinsurance agreement covering the 2001 through 2003 underwriting years. This resulted in the reinsurer being released from all future liability in return for settlement of the contract’s experience account balance of $10.6 million, which was received on March 18, 2004. The commutation had no impact upon reported net income in 2004 as the experience account balance was equal to the liability released. The reinsurance under this agreement was provided by Inter-Ocean Reinsurance (Ireland) Limited and guaranteed by American Re-Insurance Company.

Ratings

Financial strength ratings are an important factor in establishing the competitive position of insurance companies and are important to our ability to market and sell our products. Rating organizations periodically review the financial positions of insurers. In February 2004, A.M. Best raised the rating of our insurance subsidiaries to "B+" (Very Good), with a positive outlook. B+ is the 6th highest of 15 rating levels, and according to A.M. Best, "B+" ratings are assigned to insurers that have a good ability to meet their current obligations to policyholders. A.M. Best maintains a letter scale rating system ranging from "A++" (Superior) to "F" (in liquidation). This rating is subject to periodic review and revision by A.M. Best.

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

Transactions Between Insurance Companies and Their Affiliates. We are a holding company and are subject to regulation in the jurisdictions in which our insurance subsidiaries conduct business. Our insurance subsidiaries are organized and domiciled or commercially domiciled under the insurance statutes of a number of states. The insurance laws in most of those states provide that all transactions among members of an insurance holding company system must be fair and reasonable. Transactions between our subsidiaries and affiliates generally must be disclosed to the state regulators, and prior approval by the applicable regulator generally is required before any material or extraordinary transaction may be consummated or any services agreement or expense sharing arrangement is entered into. State regulators may refuse to approve or delay approval of such a transaction, which may impact our ability to innovate or operate efficiently.

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

Our insurance subsidiaries generally use financial responsibility or credit information (credit) as part of the rating process in states that permit its use. Both our data and industry data have shown that credit is an effective predictor of insurance risk. Some legislators and regulators have expressed concerns about the use of credit, including concerns that the use of credit has a disparate impact on certain minority groups. Some states do not permit insurers to use credit in rating or underwriting, and other states regulate its use. There may be future legislative and regulatory actions that further prohibit or restrict the use of credit by insurers.

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

Regulation of Dividends. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders and meet our debt payment obligations is largely dependent on dividends or other distributions from our insurance subsidiaries and fees earned by non-insurance subsidiaries. State insurance laws restrict the ability of our insurance subsidiaries to pay stockholder dividends. These subsidiaries may not make an "extraordinary dividend" until thirty days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or the commissioner has approved the payment of the extraordinary dividend within the 30-day period.

In California, Ohio and Pennsylvania, three of our domiciliary states, an extraordinary dividend is generally defined as any dividend or distribution that, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer's surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. In addition, an insurer's remaining surplus after payment of a cash dividend or other distribution to stockholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. Finally, dividends may only be paid out of statutory earned surplus, which is similar in concept to retained earnings under GAAP.

Under Florida law, another of our domiciliary states, dividend payments to stockholders, without prior regulatory approval, may not exceed the larger of the following: (a) the lesser of 10% of surplus or net income, not including realized capital gains, plus a 2-year carry forward; (b) 10% of surplus, with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains; and (c) the lesser of 10% of surplus or net investment income plus a 3-year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains. Alternatively, an insurer may pay a dividend or make a distribution without prior written regulatory approval when the following conditions are met: (i) the dividend is equal to or less than the greater of (x) 10% of the insurer's surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains or (y) the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year; (ii) the insurer will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend is made; and (iii) the insurer has filed a notice at least 10 business days prior to the dividend payment attesting that after payment of the dividend or distribution the insurer will have at least 115% of required statutory surplus.

Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. Under applicable restrictions, our insurance subsidiaries are permitted to pay up to $21.9 million of dividends as of December 31, 2004 without seeking regulatory approval.

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

Periodic Financial and Market Conduct Examinations. The state insurance departments that have jurisdiction over our insurance subsidiaries may conduct on-site visits and examinations of our insurers' affairs, including their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Typically, these examinations are conducted every three to five years. In addition, if circumstances dictate, regulators are authorized to conduct special or target examinations of insurers to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination or assessing fines or other penalties against that company. Currently, there are 10 such examinations and related proceedings in progress. The outcome of these examinations and related proceedings are uncertain and their impact to the Company cannot be determined at the present time.

Recent Regulatory Developments. In October 2004, legal proceedings were instituted by the Attorney General for the State of New York alleging that a large commercial broker and several insurers had engaged in bid rigging, inappropriate steering and other improper conduct. As a result of these allegations, inquiry letters were sent to a large number of insurers by the insurance departments of their domiciliary states. Two of our insurance subsidiaries received an inquiry letter from the insurance departments of their respective domiciliary states, Pennsylvania and California. These inquiry letters required us to provide information about any such improper conduct by our brokers, agents or employees, as well as information regarding commissions paid to our brokers and agents. We have responded to these inquiry letters. We are not aware of any such improper conduct by our brokers, agents or employees, and we believe that our compensation arrangements with our brokers and agents have complied with all applicable laws.

The National Association of Insurance Commissioners has proposed an amendment to the Producer Licensing Model Act that would require additional disclosures by brokers and agents to insureds regarding compensation paid by insurers to brokers and agents. The insurance departments of various states also have proposed regulations pertaining to the duties of brokers and agents to insureds. The final form of such proposals, whether they will be implemented and their impact on the insurance industry and on our business cannot be determined at the present time.

Employees

As of March 4, 2005, we had 1,288 employees, none of whom were covered by collective bargaining agreements.

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

Cautionary Statements for Purposes of Forward-Looking Statements/Information

Investors are cautioned that certain statements contained in this report, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "hopes" and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings, cash flow or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements. Forward-looking statements are based on current expectations and beliefs concerning future events and are subject to risks and uncertainties about the Company, economic and market factors and the automobile insurance industry, among other things. These statements are not guaranties of future performance.

Item 2. Properties

We lease an aggregate of approximately 327,000 square feet of office space in numerous cities throughout the United States. Our most significant leased office spaces are located in Davie, Florida with approximately 100,000 square feet; Independence, Ohio with approximately 60,000 square feet; Anaheim, California with approximately 50,000 square feet; Phoenix, Arizona with approximately 24,000 square feet; and Centennial, Colorado with approximately 29,000 square feet. During 2004, two Ohio offices, totaling 75,000 square feet, were consolidated to a single location in Independence, Ohio.

Item 3. Legal Proceedings

In 2003, we entered into a settlement agreement regarding all aspects of two coordinated class actions in the Superior Court of the State of California for the County of Orange and the Superior Court of the State of California for the County of Alameda, alleging, among other things, that we improperly canceled our insureds' automobile insurance policies. A final order approving the settlement agreement was entered by the court on October 27, 2003. A related action, Higares v. Coast National Insurance Company, asserted claims for breach of contract and/or bad faith on behalf of more than 500 individuals who opted out of the settlement. We have settled most of the individual claims asserted in these lawsuits. These lawsuits are reflected at December 31, 2003 in our consolidated statement of income in a charge in the amount of $13.8 million on a pre-tax basis, which reflected our estimate of expected payments to claimants, defense costs and other expenses associated with these lawsuits. We currently believe the charge taken is sufficient to discharge all obligations of the settlement.

The Company is named as a defendant in a number of class action and individual lawsuits, the outcomes of which are uncertain at this time.  These cases include those plaintiffs who are seeking restitution, damages and other remedies as a result of the Company's alleged failure to timely return unearned premium, the Company's alleged failure to properly reimburse claimants for certain expenses and other cases challenging various aspects of the Company's claims and marketing practices and business operations.  The Company plans to contest the outstanding suits vigorously. Based upon currently available information, the Company believes that its reserves for these lawsuits are reasonable.  However, if any one or more of these lawsuits results in a judgment against or settlement by the Company in an amount that is significantly in excess of the reserve established for such lawsuit (if any), the resulting liability could have a material adverse impact on the Company's consolidated financial condition, cash flows and results of operation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the last quarter of the year ended December 31, 2004.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock has been listed on the New York Stock Exchange under the symbol "BRW" since our initial public offering on February 12, 2004. There was no public market for the Company's common stock prior to this date. The following table sets forth the high, low, and closing market prices of the Company’s common stock during each of the four calendar quarters of 2004.

For the quarter ended:	High	Low	Close	Dividends per Share

March 31, 2004 (a)	$22.45	$19.70	$20.40	$-
June 30, 2004	21.95	17.75	18.19	0.05
September 30, 2004	18.62	16.05	17.14	0.05
December 31, 2004	20.55	15.22	20.00	0.05

(a) Beginning with the Company's initial public offering on February 12, 2004.

As of March 11, 2005, there were 1,148 registered holders of record of the Company's common stock. A significant number of outstanding shares of common stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.

The Company has declared and paid quarterly dividends of $0.05 per share beginning with the second quarter of 2004. The declaration and payment of dividends is subject to the discretion of our board of directors, and will depend on, among other things, our financial condition, results of operations, capital and cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by our subsidiaries, restrictions under our credit facility on our ability to pay dividends to our stockholders and other factors deemed relevant by the board. For the year ended December 31, 2004, there was a total dividend payout of $4.7 million. For a discussion of our cash resources and needs, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

Partnerships affiliated with Kohlberg Kravis Roberts & Co. L.P. ("KKR") owned 38.5% of the Company's common stock as of December 31, 2004. In consideration for consulting and certain other services provided to the Company, KKR has been paid an annual fee of $500,000 in each of the past three years.

Our equity compensation plan information as of December 31, 2004 can be found in "Item 12. Security Ownership of Certain Beneficial Owners and Management."

Recent Sales Of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2004.

Purchases of Equity Securities by the Registrant

We made no purchases of our equity securities during the fourth quarter of 2004.

Item 6. Selected Financial Data

The following tables present our historical financial and operating data as of the dates or for the periods indicated. We derived the data as of and for each of the five years ended December 31, 2004 from our consolidated financial statements audited by Deloitte & Touche LLP. The results of operations for past accounting periods are not necessarily indicative of the results to be expected for any future accounting periods. You should read this summary in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes appearing elsewhere in this annual report.

	As of or for the year ended December 31,
	2004	2003	2002	2001	2000
	(dollars in millions, except per share data)
Statement of Operations Data:
Revenues:
Net premiums earned	$325.3	$274.0	$241.0	$158.6	$185.7
Net investment income	9.0	6.7	6.4	6.4	7.9
Realized gain (loss) on investments, net	-	1.2	0.3	1.0	(0.2)
Policy service fee revenues	74.1	69.2	47.3	36.1	32.8
Outsourcing servicing fees (a)	-	0.1	0.9	18.6	-
Other income	2.5	1.6	2.0	1.4	0.6

Total revenues	410.9	352.8	297.9	222.1	226.8

Costs and Expenses:
Losses and loss adjustment expenses incurred	219.4	199.7	200.5	128.9	167.2
Commissions and other underwriting expenses	58.4	51.8	42.1	50.3	64.3
Other operating and general expenses	31.3	24.2	19.3	19.9	13.8
Litigation expense (b)	-	17.4	14.3	-	-
Interest expense	3.0	3.1	4.6	9.0	10.7
Goodwill amortization	-	-	-	2.7	2.6
Extinguishment of debt	1.6	-	-	-	-
Stock based compensation expense	1.3	2.5	0.3	0.5	0.3

Total costs and expenses	315.0	298.7	281.1	211.3	258.9

Income (loss) before income taxes	95.9	54.1	16.8	10.8	(32.1)
Income tax expense (benefit)	34.8	20.6	5.3	3.8	(10.7)

Net Income (Loss)	$61.1	$33.5	$11.5	$7.0	$(21.4)

Balance Sheet Data:
Cash and investments	$295.1	$150.5	$139.9	$114.2	$124.6
Total assets	1,040.9	777.9	633.1	534.5	428.2
Unpaid losses and loss adjustment expenses	222.3	202.3	157.4	106.0	81.5
Long-term debt, including current portion	73.4	71.5	71.5	86.5	99.2
Total liabilities	718.6	639.1	530.3	446.0	349.0
Stockholders' equity	322.3	138.7	102.8	88.5	79.2

Operating Data:
Gross premiums written	$752.9	$648.2	$481.8	$316.6	$230.6
Net premiums written	369.0	263.0	236.3	133.3	142.2

Per Share Data:
Earnings (loss) per share - basic	$1.99	$1.41	$0.48	$0.30	$(0.90)
Earnings (loss) per share - diluted	1.89	1.32	0.48	0.30	(0.90)
Book value per share	10.11	5.82	4.32	3.72	3.34

Ratios:
Loss ratio (c)	54.6%	57.9%	68.9%	60.0%	76.3%
Expense ratio (d)	22.3%	22.0%	21.1%	32.7%	35.6%

Combined ratio (e)	76.9%	79.9%	90.0%	92.7%	111.9%

__________

(a)
Outsourcing service fees represent fees earned under a contract with Reliance Insurance Company for servicing policies and claims on the run-off of their non-standard automobile insurance business. We entered into this contract in connection with our acquisition of the non-standard automobile operations of Reliance Group Holdings in April 2001. These fees do not represent a recurring source of income.

b)	Litigation expense represents expense associated with the settlements of certain class action lawsuits.

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

The following discussion and analysis of the results of operations for the three years ended December 31, 2004 has been derived from and should be read in conjunction with the consolidated financial statements included elsewhere in this document.

Overview

We provide non-standard private passenger automobile insurance and related services. Non-standard automobile insurance provides coverage to drivers who find it difficult to purchase automobile insurance from standard carriers as a result of a number of factors, including their driving record, vehicle, age, claims history, or because they have limited financial resources. Typically, these drivers purchase minimal levels of insurance coverage in order to comply with state-mandated financial responsibility laws. For comparable coverage, premiums for non-standard automobile insurance policies are generally higher than for standard or preferred automobile insurance policies.

We offer insurance coverage exclusively through independent agents and brokers, which number in excess of 6,300. Because some of our agents and brokers operate from multiple locations, our products are offered at more than 8,300 locations. We are licensed to provide insurance in 37 states and the District of Columbia, although we focus our operations in 21 states that we believe provide significant opportunity for profitable growth. Our markets include California, Florida and Texas, the three largest non-standard automobile insurance markets in the United States. These three states were our first, second, and fifth largest states by premium volume and accounted for 73% of our gross premiums written for the year ended December 31, 2004. In addition to the premiums we charge for our insurance policies, we receive fees for policy issuance, installment payment processing and other items that, in total, aggregate approximately 11% of premiums.

Our revenues are derived principally from the following:

•	net premiums earned, which comprises the premiums we earn from sales of non-standard automobile insurance policies minus those premiums that we cede to our reinsurers;

•	net investment income we earn on our invested assets;

•	policy service fee revenues, which are composed primarily of policy origination fees and installment fees billed to our policyholders; and

•	other income, which primarily represents commission income we earn through a general agency we own in Texas.

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

Operating Results - Key States

We believe that market conditions in the states in which we operate are becoming generally more competitive but to varying degrees, depending upon the state. We are seeing few rate filings where companies are raising rates, and in several states, companies with which we compete have filed rate decreases. In addition, primarily in California, some companies with which we compete have relaxed underwriting standards thereby reducing the premium they charge to consumers and increasing the attractiveness of their product relative to ours.

Most companies, Bristol West included, are operating profitably at current rate levels.  This contrasts with market conditions during 2001, 2002 and 2003 when most market participants were seeking rate increases to restore profitability.

The table below shows our gross written premium by state.  In the aggregate, our gross written premium grew by 16.2% in 2004 compared to 2003. Included in these figures is a change in the provision for expected policy cancellations that increased gross written premiums by 6.6% for the year ended December 31, 2004 and decreased gross written premiums by less than 1% for the year ended 2003. The purpose of the provision is to reduce the balance of installment premiums due from policyholders as reflected in the Company’s balance sheet to the amount the Company expects to ultimately earn. Likewise, the Company’s liability for unearned premiums related to the installment premiums is reduced to reflect expected policy cancellations related to such non-payments. The provision was reduced (which increases both premiums receivable and unearned premiums) to reflect an underlying improvement in the Company’s cancellation experience throughout 2004, as well as a more precise measurement of the expected dollar amount of future cancellations. The change in estimate added $46.3 million to gross written premium during 2004 and a similar amount to reported unearned premiums and premiums receivable. The Company believes the reduction in policy cancellations emanates from several factors: point of sale underwriting resulting in fewer up-rates and therefore less cancellations, increased use of electronic funds transfer by our policyholders, the ability to receive telephone and web payments from our policyholders and generally less shopping by consumers.

Exclusive of the change in the provision for cancellations, gross written premiums increased by 8.3% and 23.1% for the years ended December 31, 2004 and December 31, 2003, respectively, to $706.5 million compared to $652.5 million for the comparable period of 2003, and $530.0 million for the comparable period of 2002. Most of our growth, in the aggregate, results from an increase in the number of policies in force.  Policies in force increased 8% to approximately 481,000 as of December 31, 2004 from 445,000 as of December 31, 2003.

	Years ended			%	%
	December 31,			Change	Change
State	2004	2003	2002	2004	2003
	(dollars in millions)

California	$396.2	$414.5	$355.8	-4.4%	16.5%
Florida	100.8	72.6	67.9	38.8%	6.9%
Michigan	71.9	48.5	36.1	48.2%	34.3%
South Carolina	17.4	12.7	6.9	37.0%	84.1%
Texas	16.7	10.7	12.6	56.1%	-15.1%
Pennsylvania	15.2	14.3	8.2	6.3%	74.4%
Maine	13.2	11.6	5.4	13.8%	114.8%
New Hampshire	12.9	7.5	5.4	72.0%	38.9%
Georgia	11.4	20.8	11.5	-45.2%	80.9%
Virginia	11.4	8.9	3.4	28.1%	161.8%
All Other (includes 11 states)	39.5	30.4	16.8	29.9%	81.0%
Total	$706.6	$652.5	$530.0	8.3%	23.1%
Change in expected policy cancellation provision	46.3	(4.3)	(50.1)	n/m	n/m
Total, net of change in expected policy cancellation provision	$752.9	$648.2	$479.9	16.2%	35.1%

One aspect of our growth strategy is to increase the number of producers with which we do business. We attempt to target producers in geographic areas where we are under-represented and where we believe we can write profitable business.  During 2004, we increased our total number of producers to more than 6,300 and our total number of producer locations to more than 8,300.

California continues to be our largest state, and California, Florida and Michigan accounted for 81% of our volume for 2004. Growth rates, as enumerated above, vary significantly by state and are dependent upon a variety of factors, including competitive conditions and regulatory environments within those states, our strategies with respect to product pricing and the number and location of producers.

In California, our writings declined by 4.4% in 2004 and grew by 16.5% in 2003. In our other states, in the aggregate, our writings grew by 30.4% and 36.6% in 2004 and 2003, respectively. Our mix of premium writings is becoming more geographically diversified as we derived 56% of our written premiums from California in 2004, down from 67% in 2002.

Exclusive of the change in the provision for cancellations, we experienced a decline in direct premium written in California of 4% for the year ended December 31, 2004. In California, competitors’ filed rates remain stable, however, many have relaxed underwriting standards by not verifying mileage bands and other underwriting information, such as driving experience.  This behavior results in lower policy premium for consumers, making it more difficult for companies not engaging in such practices to attract new customers.  We have not relaxed our underwriting standards and do not intend to in the future, as we believe some of these competitors are underwriting these risks at an economic loss. Our direct written premium in California grew in early 2004, and then declined in the latter half of the year. By quarter, the direct written premium, excluding the change in expected policy cancellation provision, was as follows for 2004 and 2003:

California Direct Written Premiums (dollars in millions)
Quarter Ended	2004	2003	% Change
March 31	$132.0	$125.2	5.4%
June 30	98.8	98.8	0.0
September 30	90.1	90.3	(0.2)
December 31	75.3	100.2	(24.9)

We have increased the number of producers in California to 917 with 1,602 locations at December 31, 2004 from 515 producers with 1,002 locations at December 31, 2003, an increase of producer locations of 60%. Our strategy remains to increase the number of producers, without over-saturating the market. We closely monitor the behavior of our new producers to ensure adherence to our underwriting standards.

In Florida, our second largest state, gross written premium grew by 38.8% for the year ended December 31, 2004 as compared to 2003.  In April 2004, we introduced a new product design, with a rating structure that utilizes a significantly larger number of rating variables than did its predecessor. This product has been well received in the market, and we are pleased with the increase in new business volume. Our producer count in Florida has increased to 1,044 producers and 1,276 locations as of December 31, 2004 up from 617 producers with 806 locations as of December 31, 2003.  Competition has increased in Florida, manifested by modest rate reductions, increased advertising and agent incentives. Overall, we view this market as stable and the competition we are seeing as rational.

We have taken significant steps to combat insurance fraud in Florida. We investigate and report suspicious claims and have worked with federal, state and local authorities. During 2004, we adopted underwriting rule restrictions in certain counties with a high level of suspicious claims. At the end of 2004, we removed these restrictions after implementing a rate filing that increased rates for these problematic risks.

We have experienced very strong growth in Michigan where our premium volume for the year ended December 31, 2004 increased 48.2% as compared to 2003.  Our strategy in Michigan and elsewhere is to grow by increasing the number of producers in profitable geographic areas where we are under-represented. At December 31, 2004, we had 571 producers that had 695 locations up from 455 producers with 576 locations at December 31, 2003.

The Company’s premiums decreased by 45.2% in Georgia to $11.4 million for the year ended December 31, 2004 as compared to $20.8 million for the comparable period of 2003. The Georgia legislature approved the use of credit score as a rating variable in July 2003. The Company made a rate filing using credit score as a rating variable in June 2003. The Georgia Department of Insurance has not approved the filing. Consequently, we have curtailed our writings in Georgia to those risks we believe we can write profitably without employing credit as a rating variable.

Operations

We continue to stress productivity gains, and staff count has remained virtually unchanged at 1,288 as of March 4, 2005 as compared to 1,285 as of March 1, 2004, while policy count has grown by 8% and direct written premiums have grown by 8% in 2004 as compared to 2003. We continue to monitor our staffing levels in relation to volume in our claims and policyholder services operations.  In addition, we use a number of metrics to track performance, and, generally, performance is meeting or exceeding our internal benchmarks.

We have modified rates 32 times this year.  Only one such modification was a decrease.  This was in Wisconsin, a state we entered in mid-2003, where we were too conservative in setting rates initially.  We plan to continue to seek rate increases in states where necessary to stay ahead of loss cost trends. In addition, we believe we can continue to improve our product structure by filing class plan changes that, through segmentation, are designed to attract certain risks that we have found to be superior versus the overall market in a given state.

In the aggregate, we utilized point of sale underwriting on 74% of new business applications in the fourth quarter of 2004.  Policy issuance is now immediate in the states where point-of-sale underwriting technology, OneStep or OneStep-Raptor, has been deployed, compared to an average of 5 days prior to implementation of point-of-sale underwriting.

In 2004, we continued to roll out OneStep in California.  As of December 31, 2004, it was deployed in all brokerage locations in California, and as of March 4, 2005 virtually all California new business applications were being processed on OneStep. We now have point-of-sale underwriting systems deployed in 12 states.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. We have identified three accounting policies that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of these policies.

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

In establishing our best estimate of unpaid losses and loss adjustment expenses, we determine the number of claims that have been reported as of the financial reporting date and make an estimate of claims that have been incurred but not yet reported to us as of that date. Because our evaluations are based upon historical patterns, if the rate of claims reported to us or paid by us differs from our historical patterns, our evaluations may underestimate the number of claims that will ultimately be paid, and therefore, the amount of unpaid losses and loss adjustment expenses recorded for the period.

In calendar years 2002, 2003 and 2004, we experienced adverse development on loss and loss adjustment expense reserves for years prior to each of those calendar years in the amount of $28.2 million, $9.3 million and $2.5 million, respectively. The most significant factors influencing this development have been the adverse impact of the reorganization of our claims department in 2000 and the pricing and product design assumptions we utilized from 1998 through 2000. In addition, our 2002 loss and loss adjustment expense reserve increases related to 2000 were adversely impacted as a result of previously exhausting our excess of loss reinsurance coverage. Essentially, we were required to reflect 100% of our continuing 2000 adverse development in our 2002 income statement due to the exhaustion of that coverage.

If our estimate of gross unpaid losses and loss adjustment expenses of $222.3 million at December 31, 2004 decreases or increases in 2005 by one percent, our net income or loss for 2005 would decrease or increase by $1.4 million after tax (assuming an effective tax rate of 35%).

Since mid-2001, our management team focused on restoring our claims practices, procedures and workflow to historical standards of quickly settling claims. These improvements continued into 2002, during which time we were continuing to revise our estimates of the impact on loss and loss adjustment expense reserves. In the fourth quarter of 2002, we recruited a new senior vice president of our claims department to continue that process. In addition, in the course of 2002 and 2003, we made numerous improvements to increase the sophistication of our analyses. These improvements included the following:

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

Results of Operations

Twelve Months Ended December 31, 2004 compared to Twelve Months Ended December 31, 2003

Revenues

Gross Premiums Written. Gross premiums written increased to $752.9 million for the twelve months ended December 31, 2004, or by 16.2%, compared to $648.2 million for 2003. The increase is primarily attributable to increased market penetration evidenced by the 11.5% growth in average policies in force from 437,200 for 2003 to 487,650 for 2004. We provide for expected premature policy cancellations in order to adjust premiums written to amounts we expect to ultimately earn. During 2004, in response to improved persistency of our business, we reduced the provision by $46.3 million, which added 6.6% to the growth in our reported gross premiums written for the year.

Net Premiums Written. Net premiums written increased by 40.0% to $369.0 million from $263.0 million in 2003. The larger increase in net premiums written as compared to gross premiums written is due to a decrease in the percentage of premiums ceded under our quota share reinsurance treaty from 60% in 2003 to 50% in 2004. We have entered into a new quota share reinsurance agreement for 2005 under which we will be ceding 10% of the premiums on policies written in 2005.

Net Premiums Earned. Net premiums earned increased by 18.7% to $325.3 million in 2004 from $274.0 million in 2003. Gross earned premiums were up by 13.4% and our premium retention increased from 44.7% to 46.7% as a result of the reduction in the ceding percentage under our quota share reinsurance agreement. We had a quota share reinsurance agreement in 2004 under which we ceded 50% of 2004 policy premium; for 2005, we have a new quota share reinsurance agreement under which we will be ceding 10% of the premiums earned on policies written in 2005.

Net Investment Income and Realized Capital Gains. Net investment income was $9.0 million in 2004 compared to $6.7 million in 2003. Most of the increase is attributable to the investment of $110.0 million of the proceeds from our initial public offering, which took place in mid-February, 2004. Operating cash flows aggregated $45.9 million for the year, which also contributed to the growth in invested assets and increased net investment income. The average pre-tax equivalent investment yield on the portfolio fell from 4.57% as of December 31, 2003 to 4.30% as of year-end 2004.

Net realized gains on securities sales were insignificant for the twelve months ended December 31, 2004 compared to $1.2 million in 2003.

Policy Service Fee Revenues. Policy service fee revenues were $74.1 million for the twelve months ended December 31, 2004, an increase of $4.9 million or 7.1% compared to 2003. The growth was attributable to the growth in policies in force, since fees are charged on a per policy basis, as well as an increase in the fees we collect on each policy. The growth in policy service fees was slightly less than the growth in gross earned premiums as our premiums declined in California and grew in other states and the fees we charge related to policy premiums are, on average, higher in California than in the other states in which we operate.

Costs and Expenses

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased to $219.4 million for the year ended December 31, 2004 compared to $199.7 million for 2003. Our loss ratio (losses and loss adjustment expenses divided by net earned premiums, fee income and other income) fell to 54.6% for 2004 from 57.9% for 2003, a decline of 3.3 points. The decline in the loss ratio is primarily attributable to a reduction in adverse development on loss and loss adjustment expense reserves for prior years to $2.5 million in 2004 from $9.3 million in 2003, or 2.1 points of the improvement. Adverse development occurs when loss and loss adjustment expense reserves established for accidents that took place in years prior to the current year prove to be inadequate and management increases those reserves to reflect the revised estimate of the ultimate losses related to such accidents. Such increases result in a charge to loss and loss adjustment expenses in the current year. The remainder of the decrease in the loss ratio was due to a 1.2 point improvement in our claims experience for accident year 2004 compared to 2003.

Commissions and Other Underwriting Expenses. Commissions and other underwriting expenses increased to $58.4 million for the twelve months ended December 31, 2004, compared to $51.8 million for the twelve months ended December 31, 2003, an increase of $6.6 million or 12.7%. The growth was less than the growth in net earned premiums, fees and other income, which increased by 16.6%. This category of expenses comprises items such as producers’ commissions, premium taxes and company expenses that relate to the production of and vary with gross earned premium, reduced by ceding commission income. In the aggregate, these expenses represented 14.5% of net earned premiums, fees and other income in 2004 down by 0.5 points from 15.0% in 2003. On a line by line basis: direct commission expense was 15.3% of direct premiums compared to 15.2% in 2003; ceding commission income was 30.4% of ceded premiums compared to 28.7% in 2003; and other underwriting expenses, including premium taxes, were 9.2% of gross premiums earned compared to 9.1% in 2003.

Other Operating and General Expenses. Other operating and general expenses were $31.4 million for the twelve months ended December 31, 2004 compared to $24.2 million for the prior year, an increase of 29.8%. The costs of being a public company added approximately $4.0 million, including an increase of $1.9 million in our insurance premiums for errors and omissions and directors’ and officers’ liability coverage, depreciation increased by $1.7 million, and bank fees related principally to premium collections increased by $1.0 million.

Litigation Expense. For the year ended December 31, 2003, our consolidated statement of operations included a charge in the amount of $13.8 million before tax related to two coordinated class actions that alleged, among other things, improper cancellations of our insurance. See “Item 3. Legal Proceedings.” Our 2003 consolidated statement of operations also included a charge in the amount of $3.6 million before tax, which increased the overall charge to $17.9 million for a class action lawsuit, which alleged, among other things, improper classification of our claims adjusters. As of December 8, 2003, all claimants in that suit had settled.

We recorded no litigation expenses in 2004 related to the two class action lawsuits.

Interest Expense. Interest expense was $3.0 million for the twelve months ended December 31, 2004 compared to $3.2 million for the same period of 2003. Interest incurred pertains to the Company’s bank debt, which the Company refinanced on February 18, 2004. Amortization of deferred financing fees is lower under our new facility, closed in February 2004, than under the prior one.

Ratios. Our combined ratio was 76.9% for the twelve months ended December 31, 2004, compared to 79.9% for 2003, an improvement of 3 points. The reduction in adverse development accounted for 2.1 points of the improvement; the current accident year loss ratio for 2004 was 1.2 points lower than in 2003; and the overall expense ratio increased by 0.3% in 2004 compared to 2003.

Our combined ratio is significantly affected by our reinsurance treaties. We ceded 50% and 60% of our gross written premiums in 2004 and 2003, respectively. The following table provides information about our combined ratio before and after reinsurance for 2004 and 2003.

	Twelve months ended
	December 31,		%
Ratio	2004	2003	Change

Gross Loss Ratio	59.9%	62.3%	-2.4%
Gross Expense Ratio	26.2%	25.4%	0.8%
Gross Combined Ratio	86.1%	87.7%	-1.6%

Effect of Reinsurance	-9.2%	-7.8%	-1.4%
Net Combined Ratio, as Reported	76.9%	79.9%	-3.0%

     We have entered into a new quota share reinsurance agreement for 2005 under which we will be ceding 10% of the premiums on policies written in 2005. As a result, our net combined ratio in 2005 will be less affected by reinsurance.

Income Taxes. Income taxes for the year ended December 31, 2004 were $34.8 million, or 36.25% of income before income taxes. Our effective tax rate of 36.25% comprises 34% Federal income taxes and 2.25% state income taxes.

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

Net Premiums Written. Net premiums written increased by 11.3% to $263.0 million from $236.3 million in 2002. The smaller increase in net premiums written as compared to gross premiums written is due to our decision to increase the percentage of premiums ceded under our quota share reinsurance agreement from 50% in 2002 to 60% in 2003 in order to manage the net retained business in relation to our financial resources.

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

For the year ended December 31, 2003, our consolidated statement of operations included a charge in the amount of $13.8 million before tax related to two coordinated class actions that alleged, among other things, improper cancellations of our insurance policies and a pending related action. This amount reflected our estimate of the ultimate costs with respect to these actions, which includes the expected class member payments, defense costs and other expenses associated with these lawsuits and the change in the law related to cancellations. See "Item 3. Legal Proceedings."

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

Income Taxes. Income taxes for the year ended December 31, 2003 were $20.5 million, or 38% of income before income taxes. Our effective tax rate was 38% comprised of 35% Federal income taxes and 3% state income taxes.

Liquidity and Capital Resources

We are organized as a holding company with all of our operations being conducted by our insurance subsidiaries, which underwrite the risks associated with our insurance policies, and our non-insurance subsidiaries, which provide our policyholders and our insurance subsidiaries a variety of services related to the insurance policies we provide. We have continuing cash needs for the payment of principal and interest on borrowings, dividends on common stock, taxes and administrative expenses. These ongoing obligations are funded with dividends from our non-insurance subsidiaries and taxes are paid by each subsidiary through an inter- company tax allocation agreement.

In February 2004, an initial public offering of 17,250,000 shares of the Company's common stock was completed. The Company sold 6,250,000 shares providing net proceeds to the Company, after deducting issuance costs, of approximately $113.4 million. The Company contributed $110.0 million of the proceeds to its insurance subsidiaries, which increased their statutory surplus.

In February 2004, the Company completed a refinancing of its secured credit facility, which had an outstanding balance of $71.5 million at the time of the refinancing. The new bank agreement ("Bank Agreement") consists of: (1) a $50 million Secured Revolving Credit Facility, which includes up to $15 million for letters of credit and matures in 2009, (2) a $35 million Term A Loan, which matures in 2010, and (3) a $40 million Term B Loan, which matures in 2011. The Company's interest rate on borrowings under the Bank Agreement is London Interbank Offered Rate (LIBOR) plus a margin (1.0% to 2.25%), which is determined based on the Company's consolidated total debt to consolidated total capitalization ratio, as defined in the Bank Agreement. The Company also pays certain commitment fees. The Bank Agreement is secured by a pledge of stock of certain of the Company’s subsidiaries. The refinancing extended the maturity of the Company’s debt coming due in 2005 through 2007. The Bank Agreement requires compliance with certain financial loan covenants related to leverage and debt service coverage. As of, and for the twelve-month period ended December 31, 2004, the Company was in compliance with all such covenants.

There are no restrictions on the payment of dividends by our non-insurance subsidiaries other than customary state corporation laws regarding solvency. Dividends from our insurance subsidiaries are subject to limitations based upon statutory surplus and earnings. See "Item 1. Business-Regulatory Matters." As of December 31, 2004, our insurance subsidiaries could pay dividends of $21.9 million without seeking regulatory approval. Our insurance subsidiaries have not paid any dividends since 1999, which has not impacted our ability to meet our obligations. Because our non-insurance subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, we expect to use those revenues to service all of our corporate financial obligations, such as debt service and stockholder dividends.

Our insurance subsidiaries' primary sources of funds are premiums received, investment income and proceeds from the sale and redemption of investment securities. Our non-insurance subsidiaries' primary source of funds is policy service fee revenues. Our subsidiaries use funds to pay claims and operating expenses, make payments under the tax allocation agreement, purchase investments and pay dividends to us.

After the Company’s initial public offering in February 2004, the Company began paying quarterly dividends of $0.05 per share for a total dividend payout of $4.7 million during the year ended December 31, 2004. The declaration and payment of dividends is subject to the discretion of our board of directors, and depends on, among other things, our financial condition, results of operations, capital and cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by our subsidiaries, restrictions under our credit facility on our ability to pay dividends to our stockholders and other factors deemed relevant by the board.

Net cash provided by operating activities was $45.9 million, $17.9 million and $42.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in cash flow generated from operations for 2004 compared to 2003 was due to the increased scale of our operations, a reduction in the percentage of our business ceded to our quota share reinsurers to 50% in 2004 from 60% in 2003, a reduction in paid class action litigation costs, and the tax benefit received by the Company in relation to the exercise of stock options during 2004. The net amounts paid to reinsurers were $63.5 million, $89.3 million and $29.0 million in 2004, 2003 and 2002, respectively. The cash flow generated from operations was lower in 2003 compared to 2002 as a result of the increase in the quota share ceded percentage to 60% for 2003 from 50% for 2002, and the concomitant increase in the net cash paid to our reinsurers. In addition we paid $19.8 million in litigation costs in 2003 compared to $0.7 million in 2002.

Net cash used in investment activities amounted to $157.6 million, $21.3 million and $30.7 million for the years ended December 31, 2004, 2003 and 2002, respectively, and was used principally to purchase fixed income securities. The increase in investment purchases from 2003 to 2004 was due to the investment of proceeds from the Company’s initial public offering that was completed in February 2004. The decrease in cash used in investment activities in 2003 compared to 2002 was due to the reduction in cash flow from operations as noted above. Property, software and equipment additions were $11.0 million, $6.7 million, and $5.6 million, for the years ended December 31, 2004, 2003 and 2002, respectively. Capital expenditures during 2004 were predominantly for computer equipment and software.

Net cash provided by (used in) financing activities was $114.0 million, $0.3 million, and $(15.1) million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in cash provided by financing activities from 2003 to 2004 was due to the Company’s initial public offering  proceeds of $113.4 million as noted above with regard to the increase in investment purchases.

For the years ended December 31, 2004 and 2003, we paid $18.1 million and $12.8 million, respectively, in federal and state income taxes. We paid no federal income taxes during the year ended December 31, 2002 as a result of a $32.1 million taxable loss on our federal consolidated income tax return for the year ended December 31, 2000. The loss reported in 2000 was carried forward, applied against and completely offset our consolidated taxable income for 2002.

The Company elected to terminate and commute the 2002 to 2004 quota share reinsurance agreement on a cut-off basis effective January 1, 2005. The termination and commutation resulted in the reinsurers’ release from all future liability in return for settlement of all balances due the Company of $196.6 million, which was received on January 21, 2005. These monies have been invested in high-quality fixed income securities.

The commutation resulted in significant increases/(decreases) in certain balance sheet accounts in 2005, as follows:

Cash	$196,648
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(147,683)
Prepaid reinsurance	(106,310)
Ceding commission receivable	(138,197)
Reinsurance payables	(164,824)
Deferred policy acquisition costs	30,609

The Company ceded significant premiums and losses to its reinsurers under this agreement in 2004, 2003 and 2002, as shown in the following table.

	Quota Share Reinsurance Results
	(dollars in millions)

	For the Twelve Months Ended December 31,
	2004	2003	2002

Cession percentage	50%	60%	30%
Ceded written premium	$411.5	$374.3	$146.6
Ceded earned premium	364.1	328.6	98.5
Ceded losses	226.6	164.3	34.0
Ceding commission (income)	61.9	55.9	16.7

Net cash paid to reinsurers	81.8	106.6	32.0

The Company has entered into a new quota share reinsurance agreement effective January 1, 2005 with National Union Fire Insurance Company of Pittsburgh, PA, a subsidiary of AIG. The Company has elected to cede 10% of business written during 2005 under this agreement.

On March 16, 2005, the Company announced that its Board of Directors has authorized the repurchase of up to $30 million of the Company’s outstanding common stock. Under this program, share purchases may be made from time to time in the open market depending on share price, market conditions, and other factors. We plan to utilize internally generated funds as the funding source for the common stock repurchase program.

We believe that existing cash and investment balances, together with anticipated future cash flows generated from operations will be adequate to meet our future liquidity needs.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, Share-Based Payments (revised 2004), (“SFAS No. 123R”). This statement eliminates the option to apply the intrinsic value measurement provisions of APB No. 25 to stock compensation awards issued to employees. Rather, SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for employee stock purchase plan awards. SFAS No. 123R will be effective for the Company’s fiscal quarter beginning July 1, 2005. Based on the number of stock options outstanding of December 31, 2004, the effect of the adoption of SFAS No. 123R would be to decrease net income by approximately $85,000 and $84,000 in 2005 and 2006, respectively.

In September 2004, the FASB staff issued clarifying guidance for comment in FASB Staff Position (“FSP”) EITF Issue No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” (“FSP Issue No. 03-1-a”) and subsequently voted to delay the implementation of the impairment measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1 in order to deliberate again certain aspects of the consensus as well as the implementation guidance included in FSP Issue No. 03-1-a. The disclosure requirements including quantitative and qualitative information regarding investments in an unrealized loss position remain effective and are included in the footnotes to the consolidated financial statments.

Contractual Obligations and Commitments

The following table displays our contractual obligations by the years in which payments are due as of December 31, 2004.

	2005	2006	2007	2008	2009	2010 or Later	Total
	(in millions)
Long Term Debt Obligations	$3.5	$3.9	$3.9	$5.2	$14.8	$42.1	$73.4
Operating Leases	5.9	5.1	4.1	3.4	2.8	10.4	31.7
Loss and Loss Adjustment Expense Reserves	169.0	41.7	9.7	1.9	-	-	222.3

Total Contractual Obligations	$178.4	$50.7	$17.7	$10.5	$17.6	$52.5	$327.4

The payment of loss and loss adjustment expense reserves by year included in the above table are estimated based upon historical loss payment patterns. Since there are not definitive due dates for the payments, payments by year and in the aggregate are subject to uncertainties.  See "Item 1. Business - Loss and Loss Adjustment Expense Reserves."

Effects of Inflation

We do not believe that inflation has had a material effect on our results of operations, except insofar as inflation may affect interest rates and claim costs. The effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. The actual effects of inflation on our results cannot be accurately known until claims are ultimately settled. In addition to general price inflation, we are exposed to a persisting long-term upward trend in the cost of judicial awards for damages. We make every effort to take this into account in our pricing and establishing loss and loss adjustment expense reserves.

Off-Balance Sheet Transactions

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We believe that we are principally exposed to two types of market risk: interest rate risk and credit risk.

Interest Rate Risk

Investments. Our investment portfolio consists primarily of debt securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities portfolio is interest rate risk, which we strive to limit by managing duration to a defined range of three to four years and laddering or utilizing an even distribution in the maturities of the securities we purchase to achieve our duration target. Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities held in our portfolio. The fair value of our fixed maturity portfolio is directly impacted by changes in market interest rates. As interest rates rise, the market value of our fixed- income portfolio falls, and the converse is also true. We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield and liquidity tailored to the anticipated cash outflow characteristics of our liabilities. The effective duration of the portfolio as of December 31, 2004 was 3.88 years. Should market interest rates increase 1.0%, our fixed income portfolio would be expected to decline in market value by $11.8 million, or 3.9%. Conversely, a 1.0% decline in interest rates would result in an $11.6 million, or 3.8%, appreciation in the market value of our fixed income portfolio. These market value changes are a result of the effective duration of the portfolio, as well as the slightly negative convexity of the portfolio.

Credit Facility. Our exposure to market risk for changes in interest rates also relates to the interest expense of variable rate debt under a bank credit agreement that we entered into on February 18, 2004. The credit agreement is a floating rate borrowing facility and the interest rate we pay increases or decreases with the changes in interest rates, specifically LIBOR. Based on our borrowings under the floating rate credit agreement at March 11, 2005, a 10% increase in market interest rates would increase our annual net interest expense by approximately $212,000.

Credit Risk

Investments. An additional exposure to our debt securities portfolio is credit risk. We attempt to manage our credit risk through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines. Our investment guidelines include limitations on the minimum rating of debt securities in our investment portfolio, as well as restrictions on investments in debt securities of a single issuer. All of the debt securities in our portfolio were rated investment grade by the National Association of Insurance Commissioners, or the NAIC, and Standard & Poor's as of December 31, 2004.

Reinsurance. We are subject to credit risks with respect to our reinsurers. Although our reinsurers are liable to us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance agreements do not limit our ultimate obligations to pay claims to policyholders and we may not recover claims made to our reinsurers. Our reinsurers are rated from "A" to "A++" by A.M. Best.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements together with the report of the independent registered public accounting firm are set forth beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Based upon that evaluation and subject to the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has affected materially, or is reasonably likely to affect materially, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated by reference from the Proxy Statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004. For the limited purpose of providing the information necessary to comply with this Item 10, the 2005 Proxy Statement is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference from the Proxy Statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004. For the limited purpose of providing the information necessary to comply with this Item 11, the 2005 Proxy Statement is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated by reference from the Proxy Statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004. For the limited purpose of providing the information necessary to comply with this Item 12, the 2005 Proxy Statement is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference from the Proxy Statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004. For the limited purpose of providing the information necessary to comply with this Item 13, the 2005 Proxy Statement is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the Proxy Statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004. For the limited purpose of providing the information necessary to comply with this Item 14, the 2005 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements:

        The Consolidated Financial Statements for the year ended December 31, 2004 commence on page F-1.

2.	Financial Statement Schedules:

Title

Independent Registered Public Accounting Firm’s Report on Financial Statement Schedules
Schedule I-Summary of Investments-Other than Investments in Affiliates
Schedule II-Condensed Financial Information of Registrant
Schedule III-Supplementary Insurance Information
Schedule IV-Reinsurance
Schedule VI-Supplementary Information Concerning Property and Casualty Operations

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

10.1
Quota Share Reinsurance Agreement, effective January 1, 2002, among Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company, Bristol West Casualty Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA (incorporated by reference to Exhibit 10.2 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.2
Addendum I to Quota Share Reinsurance Agreement, between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company and Bristol West Casualty Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA (incorporated by reference to Exhibit 10.3 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1

10.3
Addendum II to Quota Share Reinsurance Agreement between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company and Bristol West Casualty Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA (incorporated by reference to Exhibit 10.4 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.4
Quota Share Reinsurance Agreement, effective January 1, 2002, among Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company, Bristol West Casualty Insurance Company and Alea London, Ltd. (incorporated by reference to Exhibit 10.5 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.5
Addendum I to Quota Share Reinsurance Agreement between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company and Bristol West Casualty Insurance Company and Alea London, Ltd. (incorporated by reference to Exhibit 10.6 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.6
Quota Share Reinsurance Agreement, effective January 1, 2002, between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company, Bristol West Casualty Insurance Company and Chubb Atlantic Reinsurance Specialists Ltd. (incorporated by reference to Exhibit 10.7 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.7
Addendum I to Quota Share Reinsurance Agreement between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company and Bristol West Casualty Insurance Company and Chubb Atlantic Reinsurance Specialists Ltd. (incorporated by reference to Exhibit 10.8 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.8
Addendum II to Quota Share Reinsurance Agreement between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company and Bristol West Casualty Insurance Company and Chubb Atlantic Reinsurance Specialists Ltd. (incorporated by reference to Exhibit 10.9 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.9
Termination Agreement and Release, commuting Quota Share Reinsurance Agreement, effective January 1, 2005, among Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company, Bristol West Casualty Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA

10.10
Termination Agreement and Release, commuting Quota Share Reinsurance Agreement, effective January 1, 2005, among Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company, Bristol West Casualty Insurance Company and Alea London, Ltd.

10.11
Termination of Trust Agreement and Release and Indemnification of Trustee, effective January 1, 2005, among Alea London Ltd, Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company, Bristol West Casualty Insurance Company and Brown Brothers Harriman Trust Company, LLC

10.12
Termination Agreement and Release, commuting Quota Share Reinsurance Agreement, effective January 1, 2005, between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company, Bristol West Casualty Insurance Company and Chubb Re (Bermuda) Ltd.

10.13
Commutation and Release Agreement, commuting Aggregate Excess of Loss Reinsurance Agreement, effective March 18, 2004, between Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company, Bristol West Casualty Insurance Company and Inter-Ocean Reinsurance (Ireland) Limited

10.14
Quota Share Reinsurance Agreement, effective January 1, 2005, among Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company, Bristol West Casualty Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA (incorporated by reference to Exhibit 10.17 of Form 10-Q For the Quarter Ended September 30, 2004)

10.15
Credit Agreement dated February 18, 2004 among the Registrant, the Lenders, Credit Suisse First Boston, Administrative Agent, ING Capital LLC, Syndication Agent, Bear Stearns Corporate Lending Inc. and UBS Securities LLC as Co-Documentation Agents (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K (File No. 001-31984) filed on March 24, 2004)

10.16	Form of California Broker’s Agreement (incorporated by reference to Exhibit 10.12 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.17	Form of Notice of Termination terminating Form of California Broker’s Agreement

10.18	Form of California Broker’s Agreement effective January 1, 2005

10.19
Letter Agreement, dated as of July 9, 1998, between the Registrant and Fisher Capital Corp. LLC (incorporated by reference to Exhibit 10.13 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.20
Amendatory Agreement to Letter Agreement between the Registrant and Fisher Capital Corp. LLC, dated as of December 18, 2000 (incorporated by reference to Exhibit 10.14 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.21
Amendatory Agreement to Letter Agreement between the Registrant and Fisher Capital Corp. LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.15 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.22
Stock Option Plan for the Management and Key Employees of the Registrant and Subsidiaries (incorporated by reference to Exhibit 10.16 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.23
Employment Agreement, dated as of January 1, 2004, between James R. Fisher and Bristol West Holdings, Inc. (incorporated by reference to Exhibit 10.17 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.24	2004 Stock Incentive Plan for the Registrant and Subsidiaries (incorporated by reference to Exhibit 10.18 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.25	Form of Restricted Stock Agreement for Executives (incorporated by reference to Exhibit 4.8 of Form 10-Q For the Quarter Ended June 30, 2004)

10.26	Form of Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 4.9 of Form 10-Q For the Quarter Ended June 30, 2004)

10.27	Non-Employee Directors’ Deferred Compensation and Stock Award Plan (incorporated by reference to Exhibit 4.6 of Form 10-Q For the Quarter Ended September 30, 2004)

10.28	Form of Restricted Stock Award Agreement for Executives with 2 year vesting schedule (incorporated by reference to Exhibit 99.1 of Report on Form 8-K dated February 15, 2005)

10.29	Form of Restricted Stock Award Agreement for Employees with 2 year vesting schedule

10.30	Form of Restricted Stock Award Agreement for Employees with 5 year vesting schedule

10.31	Form of Restricted Stock Award Agreement for Employees with Equity Investment

10.32	Employee Stockholder’s Agreement between BRW Acquisition, Inc. and Simon Noonan

10.33	Employee Stockholder’s Agreement between BRW Acquisition, Inc. and James J. Sclafani, Jr.

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 21, 2005 by the undersigned, thereunto duly authorized.

BRISTOL WEST HOLDINGS, INC.
By:	/s/ James R. Fisher
James R. Fisher Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints James R. Fisher, Craig E. Eisenacher and George G. O’Brien, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the Registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "Annual Report"), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the Registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the Registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 21, 2005 by the following persons on behalf of the Registrant in the capacities indicated below.

Signature	Title

/s/ James R. Fisher
James R. Fisher	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Craig E. Eisenacher
Craig E. Eisenacher	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ George De Heer
George De Heer	Vice President - Finance and Controller

/s/ Perry Golkin
Perry Golkin	Director

/s/ Todd A. Fisher
Todd A. Fisher	Director

/s/ Scott C. Nuttall
Scott C. Nuttall	Director

/s/ R. Cary Blair
R. Cary Blair	Director

/s/ Richard T. Delaney
Richard T. Delaney	Director

/s/ Inder-Jeet Gujral
Inder-Jeet Gujral	Director

/s/ Mary R. Hennessy
Mary R. Hennessy	Director

/s/ Eileen Hilton
Eileen Hilton	Director

/s/ James N. Meehan
James N. Meehan	Director

/s/ Arthur J. Rothkopf
Arthur J. Rothkopf	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets:
December 31, 2004 and 2003	F-3
Consolidated Statements of Income:
Years ended December 31, 2004, 2003 and 2002	F-4
Consolidated Statements of Changes in Stockholders' Equity:
Years ended December 31, 2004, 2003 and 2002	F-5
Consolidated Statements of Cash Flows:
Years ended December 31, 2004, 2003 and 2002	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bristol West Holdings, Inc.
Davie, Florida

We have audited the accompanying consolidated balance sheets of Bristol West Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bristol West Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
March 16, 2005

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2004	2003
Assets:
Investments:
Fixed maturities available-for-sale (amortized cost $280,578--2004, and $136,065--2003)	$281,568	$139,502
Equity securities (cost $2,000--2004, $1,782--2003)	2,000	1,783
Total investments	283,568	141,285
Cash and cash equivalents	11,508	9,256
Accrued investment income	2,958	1,627
Premiums and other receivables	180,289	142,229
Reinsurance recoverables on paid and unpaid losses & loss adjustment expenses	155,326	149,486
Prepaid reinsurance	108,601	95,037
Ceding commission receivable	138,092	90,513
Deferred policy acquisition costs	31,028	22,423
Property, software and equipment - net	18,017	13,082
Goodwill	101,611	101,677
Other assets	9,922	11,261
Total assets	$1,040,920	$777,876
Liabilities and Stockholders' Equity:
Liabilities:
Policy liabilities:
Reserve for losses and loss adjustment expenses	$222,326	$202,296
Drafts outstanding	1,239	2,154
Unearned premiums	214,431	157,178
Total policy liabilities	437,996	361,628
Reinsurance payables	166,513	159,598
Accounts payable and other liabilities	31,421	40,782
Deferred income taxes	9,279	5,633
Long-term debt, including current portion	73,388	71,500
Total liabilities	718,597	639,141
Commitments and contingent liabilities (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value (15,000,000 shares authorized; 0 shares
outstanding as of December 31, 2004 and 2003, respectively)	-	-
Common stock, $0.01 par value (200,000,000 shares authorized; 32,554,437 and
24,506,485 shares issued as of December 31, 2004 and 2003, respectively)	325	245
Additional paid-in capital	231,281	97,810
Retained earnings	97,885	41,504
Deferred compensation on restricted stock	(4,723)	-
Treasury stock at cost (683,036 and 662,330 shares held as of December 31, 2004
and 2003, respectively)	(2,965)	(2,563)
Stock subscription receivable	(120)	(393)
Accumulated other comprehensive income	640	2,132
Total stockholders' equity	322,323	138,735
Total liabilities and stockholders' equity	$1,040,920	$777,876

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Net premiums earned	$325,321	$274,027	$241,013
Net investment income	9,018	6,683	6,439
Realized gain on investments, net	1	1,247	262
Policy service fee revenue	74,052	69,160	47,331
Other income	2,509	1,674	2,911

Total revenues	410,901	352,791	297,956

Costs and Expenses:
Losses and loss adjustment expenses incurred	219,358	199,670	200,496
Commissions and other underwriting expenses	58,428	51,801	42,068
Other operating and general expenses	31,358	24,241	19,302
Litigation expense	-	17,363	14,350
Interest expense	2,990	3,197	4,598
Extinguishment of debt	1,613	-	-
Stock based compensation expense	1,255	2,464	320

Total costs and expenses	315,002	298,736	281,134

Income before income taxes	95,899	54,055	16,822

Income taxes	34,762	20,541	5,311

Net Income	$61,137	$33,514	$11,511

Net income per common share - Basic	$1.99	$1.41	$0.48
Net income per common share - Diluted	$1.89	$1.32	$0.48

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Years Ended December 31,
	2004	2003	2002

STOCKHOLDERS' EQUITY:

Common Stock
Balance, beginning of period	$245	$245	$244
Issuance of common stock in initial public offering (6,250,000 shares -- 2004)	63	-	-
Issuance of common stock (36,506 shares -- 2003 and 52,804 shares -- 2002)	-	-	1
Exercise of options and warrants (1,447,986 shares -- 2004)	14	-	-
Shares issued for services (37,800 shares -- 2004)	-	-	-
Issuance of restricted common stock (312,157 shares -- 2004)	3	-	-
Shares issued in payment of dividend (9 shares -- 2004)	-	-	-
Balance, end of period	325	245	245

Additional Paid-In Capital
Balance, beginning of period	97,810	95,151	94,373
Issuance of common stock in initial public offering (6,250,000 shares -- 2004)	113,342	-	-
Issuance of common stock (36,506 shares -- 2003 and 52,804 shares -- 2002)	-	195	202
Exercise of options and warrants (1,447,986 shares -- 2004)	13,681	-	-
Shares issued for services (37,800 shares--2004)	685	-	-
Options issued for services	-	2,464	576
Issuance of restricted common stock (312,157 shares -- 2004)	5,763	-	-
Shares issued in payment of dividend (9 shares -- 2004)	-	-	-
Balance, end of period	231,281	97,810	95,151

Retained Earnings
Balance, beginning of period	41,504	7,990	(3,521)
Net income	61,137	33,514	11,511
Dividend to common shareholders ($0.15 per share -- 2004)	(4,756)	-	-
Balance, end of period	97,885	41,504	7,990

Deferred Compensation on Restricted Stock
Balance, beginning of period	-	-	-
Issuance of restricted common stock (312,157 shares -- 2004)	(5,766)	-	-
Amortization of deferred compensation on restricted stock	710	-	-
Restricted stock forfeited (18,098 shares -- 2004)	333	-	-
Balance, end of period	(4,723)	-	-

Treasury Stock
Balance, beginning of period	(2,563)	(2,509)	(2,283)
Acquisition of treasury stock (2,608 shares -- 2004, 7,170 shares -- 2003, 59,975 shares -- 2002)	(69)	(54)	(226)
Restricted stock forfeited (18,098 shares -- 2004)	(333)	-	-
Balance, end of period	(2,965)	(2,563)	(2,509)

Stock Subscription Receivable
Balance, beginning of period	(393)	(535)	(585)
Payment of stock subscriptions receivable	273	337	243
Issuance of common stock (36,506 shares -- 2003 and 52,804 shares -- 2002)	-	(195)	(193)
Balance, end of period	(120)	(393)	(535)

Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	2,132	2,474	275
Unrealized holdings (losses) gains arising during the period	(1,266)	(668)	2,367
Less: reclassification adjustment	(226)	(94)	11
Net unrealized (losses) gains on securities	(1,492)	(762)	2,378
Interest rate cap adjustment	-	420	(179)
Balance, end of period	640	2,132	2,474

Total stockholders' equity	$322,323	$138,735	$102,816

COMPREHENSIVE INCOME:

Net income	$61,137	$33,514	$11,511
Net unrealized (losses) gains on securities	(1,492)	(762)	2,378
Interest rate cap adjustment	-	420	(179)
Comprehensive income	$59,645	$33,172	$13,710

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,137	$33,514	$11,511
Adjustments to reconcile net income to net cash provided by
operating activities:
Accretion of fixed maturity investments	2,252	1,153	449
Depreciation and amortization	6,409	4,722	4,573
Realized investment gain	(1)	(1,247)	(262)
Deferred federal income taxes	4,657	11,463	6,271
Stock based compensation	1,255	2,464	320
Extinguishment of debt	1,613	-	-
Changes in assets and liabilities:
Premiums receivable	(38,060)	(16,529)	(31,492)
Reinsurance receivables	(53,419)	(83,860)	(29,709)
Prepaid reinsurance premiums	(13,564)	(34,627)	(7,397)
Deferred policy acquisition costs	(8,605)	2,093	(10,512)
Losses and loss adjustment expenses	20,030	44,880	51,687
Unearned premiums	57,253	34,768	28,437
Drafts outstanding	(915)	(1,058)	(9,309)
Reinsurance payables	6,915	44,713	15,268
Other assets and liabilities	(9,226)	(24,580)	13,080
Tax benefit on exercise of stock options	8,147	-	-
Net cash provided by operating activities	45,878	17,869	42,915

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed maturity investments - available-for-sale	(203,431)	(78,026)	(65,945)
Sales and maturities of fixed maturity investments - available-for-sale	57,042	64,785	40,368
Purchase of equity securities	(400)	(1,600)	-
Sales of equity securities	182	214	428
Acquisition of property, software and equipment	(10,973)	(6,693)	(5,585)

Net cash used in investing activities	(157,580)	(21,320)	(30,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering of stock	113,405	-	-
Proceeds from issuance of common stock	-	-	10
Proceeds from exercise of stock options	5,548	-	-
Acquisition of treasury stock	(69)	(54)	(226)
Principal repayment at time of debt extinguishment	(71,500)	-	-
Principal payments on long-term debt	(1,612)	-	(15,000)
Proceeds from acquisition of long-term bank debt	75,000	-	-
Payment of fees and expenses related to acquisition of long-term debt	(2,325)	-	-
Payment of dividends to stockholders	(4,714)	-	-
Other	221	337	166

Net cash provided by (used in) financing activities	113,954	283	(15,050)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,252	(3,168)	(2,869)

Cash and cash equivalents, January 1	9,256	12,424	15,293

Cash and cash equivalents, December 31	$11,508	$9,256	$12,424

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands, except per share data)

1.	Nature of Operations and Significant Accounting Policies

Bristol West Holdings, Inc. (the "Company") is a property and casualty insurer writing and distributing private passenger automobile insurance. Given the homogeneity of the product, the regulatory environments in which it operates, the type of customer and the method of distribution, the operations of the Company are one segment. As of December 31, 2004, the Company is licensed in thirty-seven states and the District of Columbia. The Company consists of a holding company, four statutory insurance companies (Bristol West Casualty Insurance Company, Bristol West Insurance Company, Security National Insurance Company and Coast National Insurance Company), agencies and claims servicing companies.

On February 12, 2004, an initial public offering of 17,250,000 shares of the Company’s common stock (after effect of a 130.38-for-one stock split (see below)) was completed. The Company sold 6,250,000 shares resulting in net proceeds to the Company (after deducting issuance costs) of $113,405.  The Company contributed $110,000 of the proceeds to its insurance subsidiaries, which increased their statutory surplus.  The additional capital will permit the Company to reduce its reinsurance purchases and to retain more gross premiums written after December 31, 2004 when the 2002 through 2004 quota share reinsurance agreement terminates. The Company used the remaining $3,405 for general corporate purposes at the holding company level.

Basis of Presentation - The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, ("GAAP"), which differ materially from the statutory accounting practices prescribed by various insurance regulatory authorities. The preparation of the consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates applicable to the consolidated financial statements include the reserves for unpaid losses and loss adjustment expenses, deferred policy acquisition costs, contingencies and reinsurance recoverables. Although some variability is inherent in these estimates, management believes the amounts presented are appropriate. All significant intercompany transactions and balances have been eliminated.

Stock Split - On February 12, 2004, the Company declared a 130.38-for-one split of its outstanding common stock. All references to number of shares, per share amounts and stock options data have been restated to reflect the stock split. The authorized number of shares of common stock has been increased to 200,000,000. In addition, 15,000,000 shares of preferred stock, par value $0.01 per share, has been authorized.

Cash Flow - For the purposes of the consolidated statements of cash flow, the Company considers demand deposits to be cash. The Company paid $2,864, $2,515, and $3,284 for interest for the years ended December 31, 2004, 2003 and 2002, respectively. The Company paid income taxes of $18,077, $12,759, and $0 during the years ended December 31, 2004, 2003 and 2002, respectively.

Cash and cash equivalents - All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands, except per share data)

Property, Software and Equipment - Property and equipment is recorded at cost less accumulated depreciation. Depreciation is recorded using the declining balance method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated over the shorter of the useful life of the asset or the lease term. The Company recorded $3,966, $2,223 and $1,718 for depreciation expense for the years ended December 31, 2004, 2003 and 2002.

Internal use software costs have been accounted for in accordance with Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP 98-1, computer software costs, whether purchased or developed, related to internal use software costs that are incurred in the preliminary project stage are expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software are capitalized. The Company capitalized approximately $5,868, $3,035 and $3,635 in 2004, 2003 and 2002, respectively. Amortization of internal use software costs is recorded on a straight-line basis over the estimated useful lives of the software, generally three to seven years. The Company recorded $2,071, $1,859 and $1,846 of amortization expense for the years ended December 31, 2004, 2003 and 2002, respectively.

Investments - Fixed maturity investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs, are classified as available-for-sale and are carried at market value. Preferred stocks are also carried at market value. Fluctuations in the market value of these available-for-sale securities are recorded as unrealized investment gains or losses and credited or charged to stockholders' equity as other comprehensive income/(loss). Market values are generally based on quoted market prices. Realized investment gains and losses are recorded on the specific identification method.

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

Deferred Policy Acquisition Costs - Costs that vary with, and are directly related to, the production of new and renewal business are deferred and amortized as the related premiums are earned. These costs primarily comprise commissions, premium taxes, investigatory reports and salaries. Deferred acquisition costs are reviewed to determine if they are recoverable from unearned premiums, and if not, are charged to expense. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs. For the years ended December 31, 2004, 2003 and 2002, no amounts of deferred acquisition costs were charged to expense as a result of the recoverability testing.

Goodwill and Other Intangible Assets - Through December 31, 2001, for acquisitions completed prior to July 1, 2001, the excess of cost over the fair value of net assets acquired ("goodwill") was being amortized on the straight-line basis over a period of 40 years. Accumulated amortization was $9,249 at December 31, 2001. Effective July 1, 2001, the Company adopted the provisions of the Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", applicable to business combinations completed after June 30, 2001. In accordance with these standards, goodwill resulting from acquisitions after June 30, 2001 is not amortized and beginning January 1, 2002, goodwill for acquisitions completed prior to July 1, 2001 is not amortized. The Company adopted the additional provisions of SFAS No. 142 effective January 1, 2002, which includes provisions for annual evaluations for impairment of goodwill. Management completed its initial assessment as of January 1, 2002 and its annual assessments as of December 31. The Company determined that no impairment existed.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands, except per share data)

During the years ended December 31, 2004 and 2003, goodwill decreased $65 and $899, respectively, due to the utilization of pre-acquisition net operating losses.

The Company had intangible assets with indefinite lives related to state insurance licenses of $2,944 included in other assets as of December 31, 2004 and 2003.

Revenue Recognition - Premiums are earned on a pro rata basis over the policy period. Direct and assumed premiums are reduced for reinsurance premiums ceded to other insurers. Non-refundable policy fees collected at the inception of the policy are deferred and recognized as income over the related policy period. Installment fees and other service fees are recognized as income when earned, which is the month the installment fee is due.

Policy Liabilities - Loss and loss adjustment expense liabilities are established in consideration of individual cases for reported losses and past experience for incurred but not yet reported losses ("IBNR"). Loss and loss adjustment expense reserves are estimated using statistical analyses which consider trends in claim severity, claim frequency, inflation, historical claims, settlement patterns, legislative activity and other factors. The liability for unearned premium represents the unexpired portion of each policy premium with consideration for expected cancellations.

Reinsurance - The Company enters into reinsurance agreements with other insurance companies in the normal course of business. Reinsurance premiums, commissions, and loss and loss adjustment expense reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies, and the terms of the reinsurance contracts. Written premiums, earned premiums and incurred losses and loss adjustment expenses, commissions and other underwriting expenses all reflect the net effects of assumed and ceded reinsurance transactions. Prepaid reinsurance premiums represent amounts paid to reinsurers applicable to the unexpired terms of the policies in force. Estimated reinsurance recoverables are recognized in a manner consistent with the claim liability associated with the reinsured policies. The Company remains liable to the insured for the payment of losses and loss adjustment expense if the reinsurer cannot meet its obligation under the reinsurance agreement. Reinsurance assumed represents a policy issuing arrangement with a Texas county mutual. All such premiums are processed by the Company and recognized in the same manner as direct written premium.

Federal Income Tax - The Company recognizes taxes payable or refundable for the current year, and deferred taxes for the future tax consequences of differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

Deferred Financing Costs - The costs incurred to obtain financing under the various financing agreements have been capitalized and are amortized to interest expense over the lives of the agreements, using the effective interest method.

Fair Value of Financial Instruments - SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires the company to disclose the estimated fair value of financial instruments, both assets and liabilities, recognized and not recognized in the consolidated balance sheets for which it is practical to estimate fair value. The fair value estimates are based on information available to the Company as of December 31, 2004 and 2003.

Employee Stock Ownership Plans - SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations. Accordingly, compensation cost for the stock options included under the Company's 1998 stock option plan is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands, except per share data)

Restricted stock awards issued pursuant to the Company’s 2004 Stock Incentive Plan are expensed pro rata over the vesting period based on the market value of the awards at the time of grant.

Concentration of Risk - One independent insurance agency generated approximately 9.8%, 13.6%, and 13.9% of the Company's written premium for the years ended December 31, 2004, 2003 and 2002, respectively.

Reclassifications- Certain amounts for prior periods have been reclassified to conform to the 2004 presentation.

Adoption of Accounting Pronouncements - In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company has elected to continue to apply APB No. 25 and related interpretations in accounting for stock options. The following table illustrates the effect on net income and net income per share if the Company had applied SFAS No. 123 to stock based compensation.

	Years Ended December 31,
	2004	2003	2002

Net income, as reported	$61,137	$33,514	$11,511
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(271)	(227)	(194)

Pro forma net income	$60,866	$33,287	$11,317

Net income per share

Basic—As reported	$1.99	$1.41	$0.48
Basic—Pro forma	$1.98	$1.40	$0.48

Diluted—As reported	$1.89	$1.32	$0.48
Diluted—Pro forma	$1.88	$1.31	$0.48

The estimated fair value was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions used for employee grants:

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands, except per share data)

	2004	2003	2002
Dividend yield	1.0%	0.0%	0.0%
Expected volatility	25.9%	0.0%	0.0%
Risk-free interest rate	2.1%	2.9%	2.7%
Weighted average expected life (in years)	5.0	4.5	3.6
Weighted average fair value of options granted	$4.97	$1.52	$0.35

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, Share-Based Payments (revised 2004), (“SFAS No. 123R”). This statement eliminates the option to apply the intrinsic value measurement provisions of APB No. 25 to stock compensation awards issued to employees. Rather, SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for employee stock purchase plan awards. SFAS No. 123R will be effective for the Company’s fiscal quarter beginning July 1, 2005. Based on the number of stock options outstanding of December 31, 2004, the effect of the adoption of SFAS No. 123R would be to decrease net income by approximately $85 and $84 in 2005 and 2006, respectively.

In September 2004, the FASB staff issued clarifying guidance for comment in FASB Staff Position (“FSP”) EITF Issue No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” (“FSP Issue No. 03-1-a”) and subsequently voted to delay the implementation of the impairment measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1 in order to deliberate again certain aspects of the consensus as well as the implementation guidance included in FSP Issue No. 03-1-a. The disclosure requirements including quantitative and qualitative information regarding investments in an unrealized loss position remain effective and are included in Note 2.

2.	Investments

All of the Company's investments are classified as available-for-sale.

The amortized cost, gross unrealized gains and losses and estimated fair value of available-for-sale securities by class as of December 31, 2004 are shown below:

Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Market Value
Fixed maturities:
U.S. Government securities	$4,408	$18	$26	$4,400
Mortgage backed bonds	31,098	73	320	30,851
Tax-exempt bonds	129,324	1,431	635	130,120
Collateralized mortgage obligations	16,751	160	42	16,869
Corporate and other	98,997	978	647	99,328
Total fixed maturities	280,578	2,660	1,670	281,568

Preferred stock	2,000	-	-	2,000

Total	$282,578	$2,660	$1,670	$283,568

Gross realized gains of $431 and gross realized losses of $429 for the year ended December 31, 2004 were included in realized gain on investments.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands, except per share data)

As of December 31, 2004, the Company owned securities having an aggregate fair value of $151,389 where the market value of the issue was less than its amortized cost. The following table displays the extent and duration of the declines in market value relative to cost for securities in our portfolio.

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Fixed maturities:
U.S. Government securities	$3,374	$26	$-	$-	$3,374	$26
Mortgage backed bonds	29,091	320	-	-	29,091	320
Tax-exempt bonds	55,696	604	1,772	31	57,468	635
Collateralized mortgage obligations	7,053	42	-	-	7,053	42
Corporate and other	51,910	589	2,493	58	54,403	647
Total	$147,124	$1,581	$4,265	$89	$151,389	$1,670

The Company does not believe it owns any securities that have suffered a decline in market value that is other-than-temporary. Therefore, it has not recorded a realized loss for any of the securities in its portfolio.

The amortized cost, gross unrealized gains and losses and estimated fair value of available-for-sale securities by class as of December 31, 2003 are shown below:

Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Market Value
Fixed maturities:
U.S. Government securities	$9,418	$137	$25	$9,530
Mortgage backed bonds	4,863	137	28	4,972
Tax-exempt bonds	35,079	880	84	35,875
Collateralized mortgage obligations	31,418	925	93	32,250
Corporate and other	55,287	1,777	189	56,875
Total fixed maturities	136,065	3,856	419	139,502

Preferred stock	1,782	1	-	1,783

Total	$137,847	$3,857	$419	$141,285

Gross realized gains of $1,467 and gross realized losses of $220 for the year ended December 31, 2003 were included in realized gain on investments.

As of December 31, 2003, the Company owned securities having an aggregate fair value of $28,411 where the market value of the issue was less than its amortized cost. The following table displays the extent and duration of the declines in market value relative to cost for our securities portfolio.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands, except per share data)

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Fixed maturities:
U.S. Government securities	$1,247	$25	$-	$-	$1,247	$25
Mortgage backed bonds	1,926	28	-	-	1,926	28
Tax-exempt bonds	6,639	84	-	-	6,639	84
Collateralized mortgage obligations	9,175	93	-	-	9,175	93
Corporate and other	8,691	122	733	67	9,424	189
Total	$27,678	$352	$733	$67	$28,411	$419

As of December 31, 2003, the Company did not believe it owned any securities that had suffered a decline in market value that was other-than-temporary. Therefore, it had not recorded a realized loss for any of the securities in its portfolio at that time.

The amortized cost and estimated market value of fixed maturity securities classified as available-for-sale as of December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Furthermore, this distribution is based on the Company's estimate of the rates of future prepayments of principal over the remaining securities' lives. Actual prepayment experience may vary from these estimates.

Maturity	Cost	Fair Value
Due in one year or less	$4,264	$4,342
Due after one year through five years	71,151	71,137
Due after five years through ten years	102,142	102,609
Due after ten years	103,021	103,480
Total	$280,578	$281,568

The components of net investment income earned were as follows:

	Years Ended December 31,
	2004	2003	2002
Investment income:
Interest income	$9,441	$6,939	$6,608
Dividend income	12	25	33

Investment income	9,453	6,964	6,641
Investment expenses	(435)	(281)	(202)

Net investment income	$9,018	$6,683	$6,439

As required by regulation, securities of Security National Insurance Company, Coast National Insurance Company, Bristol West Insurance Company and Bristol West Casualty Insurance Company, carried at $11,834 and $11,606 were on deposit with state regulatory authorities as of December 31, 2004 and 2003, respectively.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands, except per share data)

3.	Debt

On February 18, 2004, the Company completed a refinancing of its secured credit facility. This bank agreement (“Bank Agreement”) consists of: (1) a $50,000 Secured Revolving Credit Facility, which includes up to $15,000 of letters of credit and matures in 2009, (2) a $35,000 Term A Loan, which matures in 2010 and (3) a $40,000 Term B Loan, which matures in 2011. The Company’s interest rate on borrowings under the Bank Agreement is London Interbank Offered Rate (LIBOR) plus a margin (1% to 2.25%), which is determined based on the Company’s consolidated total debt to consolidated total capitalization ratio, as defined in the Bank Agreement. At December 31, 2004, the interest rate (including the margin) on the Company’s borrowings was 4.3%. The Company also pays certain commitment fees. The Bank Agreement is secured by a pledge of stock of certain of the Company’s subsidiaries. The refinancing extended the maturity of the Company’s debt coming due in 2005 through 2007. In connection with the refinancing, the Company recorded a charge of $1,613 related primarily to the write-off of deferred financing fees from the replaced facility. The amount outstanding at December 31, 2004 was $73,388.  The Company had no borrowings on the revolving credit line at December 31, 2004. The fair market value of this loan was $73,388 at December 31, 2004.

The following is a summary of the maturities of these term loans at December 31, 2004:

Maturity	2004

2005	$3,462
2006	3,900
2007	3,900
2008	5,213
2009	14,838
Thereafter	42,075

Total	$73,388

The Bank Agreement requires compliance with certain financial loan covenants relating to leverage and debt service coverage. As of, and for the twelve-month period ended December 31, 2004, the Company was in compliance with all such covenants.

Prior to entering into the Bank Agreement, the Company had entered into a secured credit facility (“credit facility”) with a syndicate of banks. The credit facility consisted of three term loans, a revolving credit line, and for borrowings on same-day notice (“swing line”) loans. The Company had no borrowings on the swing line or the revolving credit line at December 31, 2003. The balance outstanding on the term loans was $71,500 at December 31, 2003 and February 18, 2004, when the Company repaid this debt. The fair market value of this loan was $71,500 at December 31, 2003.

4.	Profit Sharing Retirement Plan

The Bristol West Retirement Plan ("the Plan") is a defined contribution plan for employees of the Company. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

To be eligible, employees of the Company must have at least 30 days of service and be at least 18 years old. Participants may contribute from 1% to 20% of their earnings, subject to certain limitations in the Internal Revenue Code of 1986, as amended. Participants are permitted to make cash rollover contributions or direct transfers to the Plan from other qualified plans in which they participated. Employees who have at least 1 year of service in which they are credited with 1,000 or more hours of service will be eligible for the Company matching contribution. The Company match on contributions is 60% of the employees' before-tax contributions to a maximum of 5% of pay. Company contributions of $882, $605 and $754 were made during the years ended December 31, 2004, 2003 and 2002, respectively. In addition, the Company may make a profit sharing contribution each year, at its discretion, to participants. The Company did not make profit sharing contributions during the years ended December 31, 2004, 2003 and 2002.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands, except per share data)

5.	Unpaid Loss and Loss Adjustment Expense Reserves

An analysis of the Company's net loss and loss adjustment expense reserves is summarized in the following table:

	Years Ended December 31,
	2004	2003	2002

Balance as of beginning of year	$202,296	$157,416	$105,993
Less: Reinsurance recoverable	113,286	75,136	66,904

Net balance as of beginning of year	89,010	82,280	39,089

Incurred related to:
Current period	216,845	190,356	172,311
Prior periods	2,513	9,314	28,185

Total incurred	219,358	199,670	200,496

Paid related to:
Current period	135,508	117,451	106,435
Prior periods	67,440	75,489	50,870

Total paid	202,948	192,940	157,305

Net balance as of December 31	105,420	89,010	82,280
Plus: Reinsurance recoverable	116,906	113,286	75,136

Balance as of December 31	$222,326	$202,296	$157,416

Loss and loss adjustment expense reserve estimates are based on forecasts of the ultimate settlement of claims and are subject to uncertainty with respect to future events. Reserve amounts are based on management's informed estimates and judgments, using data currently available. Reserve amounts and the underlying actuarial factors and assumptions are regularly analyzed and adjusted to reflect new information. Such reevaluation is a normal, recurring activity that is inherent in the process of loss and loss adjustment expense reserve estimation and therefore, no assurances can be given that loss and loss adjustment expense reserve development will not occur in the future. The Company's loss and loss adjustment expense reserving methodology is periodically adjusted for changes caused by growth, impacts from expansion into new states, changes in product mix, underwriting standards and rules, loss costs trends, as well as other factors. In addition, the Company continues to enhance its systems and refine its reserving methodology, which beginning in 2002 includes analyzing reserves by accident quarter as opposed to accident year. As a result of changes in estimates of insured events from prior years, the provision for losses and loss adjustment expenses was increased by $2,513, $9,314 and $28,185 in 2004, 2003 and 2002, respectively.

In calendar years 2004, 2003 and 2002, the Company experienced adverse development on loss and loss adjustment expense reserves for years prior to each of those calendar years. The most significant factors influencing this development in the 2002 and 2003 years were the adverse impact of the reorganization of the claims department and the pricing and product design assumptions utilized.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands, except per share data)

6.	Reinsurance

In the normal course of business, the Company's insurance subsidiaries reinsure certain risks with other companies to limit losses, generally through excess-of-loss and quota-share reinsurance agreements. Reinsurance does not discharge the primary liability of the original insurer.

During 2002, the insurance subsidiaries of the Company entered into a quota share reinsurance agreement led by National Union Fire Insurance Company of Pittsburgh, PA, with a 50% participation and followed by Alea London Limited ("Alea") and Federal Insurance Company with 40% and 10% participations, respectively. Alea is a related party to the Company (see Note 8). Ceded premiums under the quota share reinsurance agreement were $411,518, $374,307 and $146,528 for the years ended December 31, 2004, 2003 and 2002, respectively. Effective January 1, 2005, the Company terminated and commuted this quota share reinsurance agreement (see Note 15). The termination and commutation of this quota share reinsurance agreement had no impact upon reported net income.

As of December 31, 2004, 2003 and 2002, recoverables for reinsurance ceded to the Company's three largest reinsurers were an aggregate of $147,682, $135,749 and $60,126, respectively.

Effective March 18, 2004, the Company elected to terminate and commute its aggregate excess of loss reinsurance agreement covering the 2001 through 2003 underwriting years. This resulted in the reinsurer being released from all future liability in return for settlement of the contract’s experience account balance of $10.6 million, which was received on March 18, 2004. The commutation had no impact upon reported net income in 2004 as the experience account balance was equal to the liability released. The reinsurance under this agreement was provided by Inter-Ocean Reinsurance (Ireland) Limited and guaranteed by American Re-Insurance Company.

The table below illustrates the effect of reinsurance on premiums written and premiums earned for the years ended December 31:

	2004		2003		2002
	Written	Earned	Written	Earned	Written	Earned

Direct	$734,909	$681,554	$637,124	$602,266	$467,211	$438,121
Assumed	17,950	14,051	11,104	11,194	14,545	14,144
Gross	752,859	695,605	648,228	613,460	481,756	452,265
Ceded	(383,848)	(370,284)	(385,227)	(339,433)	(245,411)	(211,252)
Net	$369,011	$325,321	$263,001	$274,027	$236,345	$241,013

Incurred losses and loss adjustment expenses recovered from reinsurers totaled $243,249, $231,278 and $126,181 for the years ended December 31, 2004, 2003 and 2002, respectively.

The value of assets pledged as collateral under assumed reinsurance agreements was $7,476 and $8,304 at December 31, 2004 and 2003, respectively.

Refer to Note 15 for discussion of the Company’s new quota share reinsurance agreement effective January 1, 2005.

7.	Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return.

The components of the provision for income taxes on income for the years ended December 31, 2004, 2003 and 2002 are as follows:

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands, except per share data)

	2004	2003	2002
Taxes on income before income taxes:
Current	$30,105	$9,078	$(960)
Deferred	4,657	11,463	6,271
	$34,762	$20,541	$5,311

As of December 31, 2004, the Company had $3,037 in net operating loss ("NOL") carryforwards that are subject to Internal Revenue Code Section 382 and, therefore, are limited on an annual basis. These NOLs will begin expiring in 2012. A valuation allowance has been established for the NOLs that reduces the deferred tax asset to an amount that management expects will, more likely than not, be realized based on the Company's current and expected future taxable income and available tax-planning strategies.

The tax effects of the temporary differences comprising the Company's net deferred income taxes for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Loss reserve discounting	$1,513	$1,714
Unearned premium reserves	9,907	4,350
Net operating loss carryforward	1,063	1,128
Accrued expense	154	417
Accrued compensation	1,549	2,120
Stock based compensation	1,488	1,259
Other	645	918
Deferred tax assets before valuation allowance	16,319	11,906
Less valuation allowance	(1,063)	(1,128)
Deferred tax asset after valuation allowance	15,256	10,778

Deferred tax liabilities:
Deferred policy acquisition costs	10,860	7,848
Amortization of intangibles	6,529	4,248
Unrealized income	350	1,253
Depreciation	2,795	1,108
Deferred policy fees and other underwriting expenses	4,001	1,954
Deferred tax liabilities	24,535	16,411
Net deferred income taxes	$(9,279)	$(5,633)

The change in the Company's valuation allowance from 2003 to 2004 is due to the utilization of the NOLs. The tax benefit associated with the utilization of the NOLs was recorded as a reduction in goodwill.

A reconciliation of expected income taxes at regular corporate rates to actual rates is shown below:

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002

Expected income tax expense	$33,565	$18,919	$5,888
Dividends received deduction	(3)	(5)	(7)
Tax-exempt interest	(914)	(185)	(53)
State taxes	2,190	1,379	713
Other	(76)	433	(1,230)
Actual income tax expense	$34,762	$20,541	$5,311

8.	Related Party Transactions

Kohlberg Kravis Roberts & Company (“KKR”) and Fisher Capital Corporation, LLC ("Fisher Capital") perform consulting and certain other services for the Company and are significant stockholders of the Company. Fees of $500 and $95 were incurred by the Company for KKR and Fisher Capital, respectively, in 2004. The Company’s chief executive officer, James R. Fisher, did not receive any portion of the fees paid to Fisher Capital in 2004. Fees of $500 and $700 were incurred by the Company for KKR and Fisher Capital, respectively, in 2003. Fees of $500 and $600 were incurred by the Company for KKR and Fisher Capital, respectively, in 2002. The amounts paid to Fisher Capital in 2003 and 2002 took into consideration Mr. Fisher’s role as chief executive officer of the Company. The Company owed KKR $125 as of December 31, 2004 and 2003, respectively. There were no amounts owed to Fisher Capital as of December 31, 2004 and 2003.

The Company issued 221,646 and 130,380 stock options at an exercise price of $3.83 per share to Fisher Capital throughout the 2003 and 2002 fiscal years as additional compensation for James R. Fisher's (the majority owner of Fisher Capital) role as Chief Executive Officer of the Company. The Company calculated the fair value of these options utilizing the Black Scholes option-pricing model and has recorded $2,345 and $320 in stock compensation costs relative to the option grants during the years ended December 31, 2003 and 2002, respectively. At December 31, 2004 and 2003, Fisher Capital held 873,546 options.

The following assumptions were used to calculate the fair value of these options:

	2003	2002
Dividend yield	0%	0%
Expected volatility	30%	30%
Risk-free interest rate	4.5%	5.0%
Weighted average expected life (in years)	15	15

The Company entered into a services agreement, dated July 24, 2002, with Firemark Partners LLC ("Firemark"), a service company created by one of the founders of OneShield Inc. (“OneShield”), the developer of the Company's OneStep software. Pursuant to the agreement, in exchange for providing development and implementation assistance to the Company with respect to OneStep, Firemark was granted options to purchase 521,520 shares of common stock at a price of $3.83 per share. Twenty-five percent of these options vested in the first year of the services agreement and the remaining 75% of these options vest based upon delivery of the system and future specified improvements in underwriting expense ratio, as measured against the underwriting expense ratio for the four quarters prior to the effective date of the services agreement. As consideration for OneShield being chosen as the subcontractor in this services agreement, the Company was granted warrants to purchase OneShield common stock. The Company's total ownership in OneShield, including the warrants, is 6.8% on a fully diluted basis as of December 31, 2004. As of December 31, 2004 and 2003, the Company owned $2,000 and $1,600 of OneShield Series D preferred stock, respectively, and had loans receivable from OneShield of $454 and $904, respectively.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands, except per share data)

At December 31, 2004 and 2003, KKR owned approximately 39.4% of Alea, which is a public company traded on the London Stock Exchange. The Company's chief executive officer is on the board of directors of Alea. The Company entered into a three-year Discretionary Quota Share Reinsurance Agreement with Alea, effective January 1, 2002, which was terminated and commuted effective January 1, 2005. Pursuant to this quota share reinsurance agreement, direct written premiums of $164,607, $149,723 and $58,611 and loss and loss adjustment expenses of $96,399, $90,893 and $26,825 were ceded to Alea for the years ended December 31, 2004, 2003 and 2002, respectively. The Company's net ceding commissions earned from Alea were $24,758, $22,346 and $6,695 for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004 and 2003, KKR owned approximately 5.6% and 18.8% on a fully diluted basis of Willis Group Holdings Limited (“Willis”), which is a public company traded on the New York Stock Exchange. The Company's chief executive officer is on the board of directors of Willis. Willis acts as a broker in placing the Company's health insurance and general corporate insurance coverage. Willis receives brokerage fees from the insurance carriers which provide the Company’s insurance coverage.

9.	Commitments and Contingencies

Operating Leases - The Company leases office space and has several operating leases for office equipment. Total rent expense for these leases was $8,661, $6,511, and $7,344 for the years ended December 31, 2004, 2003 and 2002, respectively.

The following is a schedule of future minimum lease payments for operating leases as of December 31, 2004:

2005	$5,936
2006	5,058
2007	4,077
2008	3,398
2009	2,793
Thereafter	10,391

Total minimum lease payments	$31,653

Litigation - The Company is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Company accounts for such activity through the establishment of unpaid claim and claim adjustment expense reserves.

The Company was party to a civil action in the Superior Court of the State of California. The suit was filed on or about June 25, 2001 and alleged, among other things, that the Company improperly classified class members as exempt employees and failed to pay overtime compensation. The final settlement was approved by the Court on March 13, 2003. The Company recorded a pre-tax charge against income of $3,597 and $14,350 during the years ended December 31, 2003 and 2002, respectively, related to this action.

The Company was also party to a civil action in the Superior Court of the State of California. The suit alleged, among other things, that the Company improperly canceled insureds' automobile insurance policies. A final order approving the settlement agreement was entered by the court on October 27, 2003. The Company recorded a pre-tax charge against income of $13,766 related to this action during the year ended December 31, 2003.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands, except per share data)

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

10.	Stock Ownership
(Number of shares, options, warrants, and share prices expressed in whole numbers)

Employee Stock Options

The 1998 Stock Option Plan of Bristol West Holdings, Inc. and its subsidiaries (the "Plan") for key employees of the Company provides for the granting of stock options to employees of the Company. The exercise price of the shares of common stock will be the fair market value of the common stock on the grant date. The options vest ratably over periods of two or five years. Options expire and are no longer exercisable on the tenth anniversary of the grant date. The original amount of options authorized for grant under the Plan was 2,607,600. Transactions involving employee stock options are as follows:

	Number	Weighted Average
Option shares	of Shares	Exercise Price

Outstanding January 1, 2001	2,259,877	$3.83
Expired during 2002	(325,950)	3.83
Granted during 2002	335,989	3.83

Outstanding December 31, 2002	2,269,916	3.83
Expired during 2003	(28,651)	3.83
Granted during 2003	262,113	7.33

Outstanding December 31, 2003	2,503,378	4.20
Exercised during 2004	(1,098,319)	3.83
Expired during 2004	(17,676)	5.15
Granted during 2004	25,166	20.91

Outstanding December 31, 2004	1,412,549	4.76

Available for grant at December 31, 2004	96,732

Exercisable at December 31, 2004	890,069

Weighted average remaining contractual life (in years)	4.46

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands, except per share data)

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Remaining		Average
Exercise Price	Shares	Price	Term	Shares	Price

$3.83	1,251,261	$3.83	3.96	850,599	$3.83
$7.67 - $20.91	161,288	11.98	8.29	39,470	9.57
	1,412,549	$4.76	4.46	890,069	$4.08

Non-employee Options and Warrants

On July 24, 2002, the Company granted 521,520 options to Firemark Partners, LLC ("Firemark") in compensation for the development of an agency software system. The Company capitalized $256 of costs related to 130,380 of these options. The Company calculated the fair value of the options utilizing the Black-Scholes option pricing model and the following assumptions: dividend yield of 0%, expected volatility of 30%, risk-free interest rate of 4.65% and an average expected life of 10 years. The remaining 391,140 options are linked to performance criteria, which have not yet been met by Firemark.

In addition, 432,613 and 782,280 warrants are outstanding at December 31, 2004 and 2003, respectively. These warrants have an exercise price of $3.83 per share and expire on July 1, 2016.

Restricted Shares

The Company began issuing restricted stock awards in 2004, pursuant to the Company’s 2004 Stock Incentive Plan. The restricted stock awards were issued as time-based awards, which vest upon the lapse of a period of time, typically in two to five years, or earlier if there is an acceleration event.  The restricted stock awards are expensed pro rata over the vesting period based on the market value of the awards at the time of grant.

A summary of all employee restricted stock activity during the year ended December 31, 2004 follows:

Shares outstanding, January 1	-

Shares granted	296,939
Shares forfeited	(18,098)

Shares outstanding, December 31	278,841

11.	Property, Software and Equipment

Property, software and equipment consists of the following at December 31:

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands, except per share data)

	2004	2003

Furniture and fixtures	$5,374	$5,039
Office and computer equipment	14,662	10,492
Leasehold improvements	1,453	1,272
Vehicles	121	121
Computer software	16,372	10,504

Property, software and equipment	37,982	27,428

Less accumulated depreciation	(19,965)	(14,346)

Property, software and equipment - net	$18,017	$13,082

12.	Regulatory Matters

The Company's insurance subsidiaries are subject to comprehensive regulation by the state insurance departments in which they underwrite insurance risks. Under these regulations, the Company's insurance subsidiaries are limited as to dividend payments and intercompany transactions. As of December 31, 2004, the Company could pay dividends of $21,901 without receiving prior regulatory approval. No dividends were paid or declared during the years ended December 31, 2004, 2003, and 2002, respectively. Statutory surplus of the Company's insurance subsidiaries, determined in accordance with prescribed statutory accounting practices, was $261,982 and $234,346 at December 31, 2004 and 2003, respectively. The Company obtained permission from the California Department of Insurance to recognize a surplus contribution of $110,000, to one of its subsidiaries, as of December 31, 2003, which was paid in during February 2004. Statutory net income (loss) was $25,669, $31,108, and $(13,717) during the years ended December 31, 2004, 2003 and 2002, respectively.

The insurance subsidiaries of the Company prepare their statutory financial statements in accordance with accounting practices prescribed by the applicable state insurance departments. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules.

13.	Accumulated Other Comprehensive Income

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Unrealized Gain (Loss) on Securities	Interest Rate Cap	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2002	$516	$(241)	$275
2002 change, net of tax of $1,184	2,378	(179)	2,199
Balance at December 31, 2002	2,894	(420)	2,474
2003 change, net of tax of $184	(762)	420	(342)
Balance at December 31, 2003	2,132	-	2,132
2004 change, net of tax of $839	(1,492)	-	(1,492)
Balance at December 31, 2004	$640	$-	$640

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands, except per share data)

14.	Net Income per Share

Basic net income per share is computed based on the weighted average number of shares outstanding during the year. Diluted net income per share includes the dilutive effect of outstanding options and warrants, using the treasury stock method. Under the treasury stock method, exercise of options is assumed with the proceeds used to purchase common stock at the average price for the period. The difference between the number of shares assumed issued and number of shares purchased represents the dilutive shares. Options to purchase shares of common stock are not included in the computation of diluted net income per share for 2002, because the option exercise price was greater than or equal to the average price of the common shares.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2004	2003	2002

Net Income applicable to common stockholders	$61,137	$33,514	$11,511

Weighted average common shares - basic	30,680,692	23,829,487	23,818,405
Effect of dilutive securities:
Options	1,369,162	1,224,065	-
Restricted stock	14,354	-	-
Warrants	239,914	291,008	-
Weighted average common shares - dilutive	32,304,122	25,344,560	23,818,405

Basic Earnings Per Share	$1.99	$1.41	$0.48

Diluted Earnings Per Share	$1.89	$1.32	$0.48

The following table shows securities outstanding that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented (in thousands):

2002

Employee stock options	2,217
Other stock options	782
Warrants to acquire common stock	782

Total	3,781

15.	Subsequent Events

Effective January 1, 2005, the Company elected to terminate and commute the 2002 to 2004 quota share reinsurance agreement on a cut-off basis. The right to terminate and commute was at the Company’s sole option. The termination and commutation resulted in the reinsurers being released from all future liability in return for settlement of all balances due the Company, including commission and profit commission receivable, ceded loss reserves, ceded unearned premiums less any payable due the reinsurers. The net amount due from the reinsurers of $196.6 million was received on January 21, 2005. The termination and commutation will have no immediate impact to earnings per share or book value. The commutation resulted in significant increases/(decreases) in certain balance sheet accounts in 2005, as follows:

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands, except per share data)

Cash	$196,648
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(147,683)
Prepaid reinsurance	(106,310)
Ceding commission receivable	(138,197)
Reinsurance payables	(164,824)
Deferred policy acquisition costs	30,609

The Company entered into a new quota share reinsurance agreement effective January 1, 2005 with National Union Fire Insurance Company of Pittsburgh, PA, a subsidiary of AIG. The agreement permits the Company to elect, in advance, a cession percentage from 5% to 30% of its business written for 2005 with an option for 2006 subject to certain performance criteria being met. The ceding percentage elected for 2005 is 10%.

On March 16, 2005, the Company announced that its Board of Directors has authorized the repurchase of up to $30 million of the Company’s outstanding common stock. Under this program, share purchases may be made from time to time in the open market depending on share price, market conditions, and other factors.

16.	Quarterly Results for 2004 and 2003 (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2004

Revenues	$89,877	$102,389	$108,194	$110,441
Cost and Expenses	66,970	77,707	83,953	86,372
Net income	14,546	15,673	15,393	15,525
Basic earnings per share	0.51	0.50	0.49	0.49
Diluted earnings per share	0.48	0.48	0.47	0.47

2003

Revenues	$90,430	$93,948	$85,532	$82,881
Cost and Expenses	70,912	76,004	86,276	65,544
Net income (loss)	12,759	10,468	(461)	10,748
Basic earnings (loss) per share	0.54	0.44	(0.02)	0.45
Diluted earnings (loss) per share	0.54	0.42	(0.02)	0.41

The Company's third quarter 2003 net loss is related to the charges for the class action lawsuits discussed in Note 9.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bristol West Holdings, Inc.
Davie, Florida

We have audited the consolidated financial statements of Bristol West Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 16, 2005; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
March 16, 2005

BRISTOL WEST HOLDINGS, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES

(in thousands)

	As of December 31, 2004
Type of Investment	Cost	Fair Value	Amount at which shown on Balance Sheet

Fixed Maturities

U.S. Government securities	$4,408	$4,400	$4,400
Mortgage backed bonds	31,098	30,851	30,851
Tax exempt bonds	129,324	130,120	130,120
Collateralized mortgage obligations	16,751	16,869	16,869
Corporate and other	98,997	99,328	99,328

Total fixed maturities	$280,578	$281,568	$281,568

Equity Securities

Preferred stock	$2,000	$2,000	$2,000

Total equity securities	$2,000	$2,000	$2,000

Total investments	$282,578	$283,568	$283,568

BRISTOL WEST HOLDINGS, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(in thousands)

	December 31,
	2004	2003

Assets:

Cash and cash equivalents	$7,248	$(1,878)
Equity securities	2,000	1,600
Investment in subsidiaries	238,476	82,892
Due from affiliates	787	709
Deferred financing fees	1,953	1,588
Income taxes receivable	41,132	33,149
Goodwill	101,611	101,677
Other assets	2,995	3,197

Total assets	$396,202	$222,934

Liabilities and Capital:

Due to affiliates	$-	$527
Accounts payable, accrued expenses, and other liabilities	491	12,172
Long-term debt, including current portion	73,388	71,500

Total liabilities	73,879	84,199

Stockholders' Equity

Preferred stock, $0.01 par value	-	-
Common stock, $0.01 par value	325	245
Additional paid-in capital	231,281	97,810
Treasury stock	(2,965)	(2,563)
Stock subscriptions receivable	(120)	(393)
Retained earnings	97,885	41,504
Deferred compensation on restricted stock	(4,723)	-
Accumulated other comprehensive income	640	2,132

Total stockholders' equity	322,323	138,735

Total liabilities and stockholders' equity	$396,202	$222,934

BRISTOL WEST HOLDINGS, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
(in thousands)

	Years ended December 31,
	2004	2003	2002

Income:

Other income	$31	$61	$64

Total income	31	61	64

Cost and Expenses:

Interest expense	2,597	2,495	3,577
Amortization expense	371	640	1,009
Extinguishment of debt	1,613	-	-
Litigation expense	-	10,000	-
Other expenses	3,016	4,240	(1,551)

Total expenses	7,597	17,375	3,035

Loss before federal income taxes and equity in net
earnings of subsidiaries	(7,566)	(17,314)	(2,971)

Income taxes	(2,698)	(6,803)	(1,326)

Loss before equity in net earnings of subsidiaries	(4,868)	(10,511)	(1,645)

Equity in net earnings of subsidiaries	66,005	44,025	13,156

Net earnings	$61,137	$33,514	$11,511

BRISTOL WEST HOLDINGS, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOW
(in thousands)

	Years ended December 31,
	2004	2003	2002

Cash flows from operating activities:

Net earnings	$61,137	$33,514	$11,511

Undistributed earnings of subsidiaries	(66,005)	(44,025)	(13,156)

Extinguishment of debt	1,613	-	-

Change in working capital	627	25,918	39,966

Tax benefit on exercise of stock options	8,147	-	-

Net cash provided by operating activities	5,519	15,407	38,321

Cash flows from investing activities:

Capital contributions to subsidiaries	(110,000)	(20,500)	(19,000)
Purchase of equity securities	(400)	(1,600)	-

Net cash used in investing activities	(110,400)	(22,100)	(19,000)

Cash flows from financing activities:

Proceeds from initial public offering	113,405	-	-
Proceeds from sale of common stock	-	-	10
Proceeds from exercise of stock options	5,548	-	-
Principal repayment at time of debt extinguishment	(71,500)	-	-
Principal payments on long-term debt	(1,612)	(10,000)	(15,000)
Issuance of long-term debt	75,000	10,000	-
Payment of fees and expenses related to acquisition of long-term debt	(2,325)	-	-
Payment of dividends to stockholders	(4,714)	-	-
Payments on stock subscription receivable	274	337	243
Acquisition of treasury stock	(69)	(54)	(227)

Net cash provided by (used in) financing activities	114,007	283	(14,974)

Net increase (decrease) in cash	9,126	(6,410)	4,347

Cash, beginning of period	(1,878)	4,532	185

Cash, end of period	$7,248	$(1,878)	$4,532

BRISTOL WEST HOLDINGS, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
For the years ended December 31, 2004, 2003, and 2002
(in thousands)

	Deferred Policy Acquisition Costs	Reserves for Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Earned Premiums	Fee Income and Other	Net Investment Income	Losses and Loss Adjustment Expenses Incurred	Amortization of Deferred Policy Acquisition Costs	Other Expenses	Net Written Premium

2004

Property and Casualty	$31,028	$222,326	$214,431	$325,321	$76,562	$9,018	$219,358	$58,428	$37,216	$369,011

Consolidated	$31,028	$222,326	$214,431	$325,321	$76,562	$9,018	$219,358	$58,428	$37,216	$369,011

2003

Property and Casualty	$22,423	$202,296	$157,178	$274,027	$72,081	$6,683	$199,670	$51,801	$47,265	$263,001

Consolidated	$22,423	$202,296	$157,178	$274,027	$72,081	$6,683	$199,670	$51,801	$47,265	$263,001

2002

Property and Casualty	$24,516	$157,416	$122,410	$241,013	$50,504	$6,439	$200,496	$42,068	$38,570	$236,345

Consolidated	$24,516	$157,416	$122,410	$241,013	$50,504	$6,439	$200,496	$42,068	$38,570	$236,345

BRISTOL WEST HOLDINGS, INC.
SCHEDULE IV
REINSURANCE
(in thousands)

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net

For the year ended December 31, 2004

Property and casualty insurance premiums	$681,554	$370,284	$14,051	$325,321	4%

Total premiums	$681,554	$370,284	$14,051	$325,321	4%

For the year ended December 31, 2003

Property and casualty insurance premiums	$602,266	$339,433	$11,194	$274,027	4%

Total premiums	$602,266	$339,433	$11,194	$274,027	4%

For the year ended December 31, 2002

Property and casualty insurance premiums	$438,121	$211,252	$14,144	$241,013	6%

Total premiums	$438,121	$211,252	$14,144	$241,013	6%

BRISTOL WEST HOLDINGS, INC.
SCHEDULE VI
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY
AND CASUALTY INSURANCE OPERATIONS
(in thousands)

	Losses and Loss Adjustment Expenses Incurred Related to:		Paid Losses and Loss Adjustment
	Current Year	Prior Years	Expenses

Years ended December 31,

2004	$216,845	$2,513	$202,948

2003	$190,356	$9,314	$192,940

2002	$172,311	$28,185	$157,305