Form 10-Q
period 2005-03-31
BRISTOL WEST HOLDINGS INC
filed 2005-05-13
CIK 1272957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005
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

Yes ☐     No ☒

At April 30, 2005, the Registrant had issued and outstanding an aggregate of 31,612,395 shares of its Common Stock.

Index

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Index

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
	(in thousands, except share data)
Assets:
Investments:
Fixed maturities available-for-sale (amortized cost $403,143 and $280,578 at March 31, 2005 and December 31, 2004, respectively)	$ 398,436	$ 281,568
Equity securities (cost $2,000 at March 31, 2005 and December 31, 2004)	2,000	2,000
Total investments	400,436	283,568
Cash and cash equivalents	91,179	11,508
Accrued investment income	4,020	2,958
Premiums and other receivables	178,949	180,289
Reinsurance recoverables on paid and unpaid losses & loss adjustment expenses	11,658	155,326
Prepaid reinsurance	15,965	108,601
Ceding commission receivable	4,324	138,092
Deferred policy acquisition costs	57,000	31,028
Property, software and equipment - net	18,106	18,017
Goodwill	101,611	101,611
Other assets	10,737	9,922
Total assets	$ 893,985	$ 1,040,920
Liabilities and Stockholders' Equity:
Liabilities:
Policy liabilities:
Reserve for losses and loss adjustment expenses	$ 217,964	$ 222,326
Drafts outstanding	2	1,239
Unearned premiums	215,033	214,431
Total policy liabilities	432,999	437,996
Reinsurance payables	20,242	166,513
Accounts payable and other liabilities	35,183	31,421
Deferred income taxes	5,070	9,279
Long-term debt, including current portion	72,850	73,388
Total liabilities	566,344	718,597
Commitments and contingent liabilities (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value (15,000,000 shares authorized; 0 shares
outstanding as of March 31, 2005 and December 31, 2004)	-	-
Common stock, $0.01 par value (200,000,000 shares authorized; 32,729,531 and
32,554,437 shares issued as of March 31, 2005 and December 31, 2004, respectively)	327	325
Additional paid-in capital	234,234	231,281
Retained earnings	113,105	97,885
Deferred compensation on restricted stock	(7,166)	(4,723)
Treasury stock at cost (1,117,136 and 683,036 shares held as of March 31, 2005 and
December 31, 2004, respectively)	(9,743)	(2,965)
Stock subscription receivable	(107)	(120)
Accumulated other comprehensive (loss) income	(3,009)	640
Total stockholders' equity	327,641	322,323
Total liabilities and stockholders' equity	$ 893,985	$ 1,040,920

The accompanying notes are an integral part of the consolidated financial statements.

Index

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Revenues:
Net premiums earned	$ 163,459	$ 69,609
Net investment income	3,633	1,805
Realized (loss) gain on investments, net	(1)	-
Policy service fee revenue	17,766	17,850
Other income	748	613

Total revenues	185,605	89,877

Costs and Expenses:
Losses and loss adjustment expenses incurred	107,765	47,566
Commissions and other underwriting expenses	40,815	9,497
Other operating and general expenses	9,265	7,064
Interest expense	968	651
Extinguishment of debt	-	1,613
Stock based compensation expense	406	579

Total costs and expenses	159,219	66,970

Income before income taxes	26,386	22,907

Income taxes	9,565	8,361

Net Income	$ 16,821	$ 14,546

Net income per common share - Basic	$ 0.53	$ 0.51
Net income per common share - Diluted	$ 0.51	$ 0.48

Dividends declared per common share	$ 0.05	$ -

The accompanying notes are an integral part of the consolidated financial statements.

Index

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands, except share data)
STOCKHOLDERS' EQUITY:

Common Stock
Balance, beginning of period	$ 325	$ 245
Issuance of common stock in initial public offering (6,250,000 shares -- 2004)	-	62
Exercise of options and warrants, including tax benefit (3,265 shares--2005, 750,751 shares--2004)	-	8
Shares issued for services (4,137 shares -- 2005, 29,550 shares -- 2004)	-	-
Issuance of restricted common stock (167,669 shares -- 2005)	2	-
Shares issued in payment of dividend (23 shares -- 2005)	-	-
Balance, end of period	327	315

Additional Paid-In Capital
Balance, beginning of period	231,281	97,810
Issuance of common stock in initial public offering (6,250,000 shares -- 2004)	-	113,099
Exercise of options and warrants, including tax benefit (3,265 shares--2005, 750,751 shares--2004)	29	6,928
Shares issued for services (4,137 shares--2005, 29,550 shares--2004)	84	579
Issuance of restricted common stock (167,669 shares -- 2005)	2,840	-
Shares issued in payment of dividend (23 shares--2005)	-	-
Balance, end of period	234,234	218,416

Retained Earnings
Balance, beginning of period	97,885	41,504
Net income	16,821	14,546
Dividend to common shareholders ($0.05 per share -- 2005)	(1,601)	-
Balance, end of period	113,105	56,050

Deferred Compensation on Restricted Stock
Balance, beginning of period	(4,723)	-
Issuance of restricted common stock (167,669 shares -- 2005)	(2,842)	-
Amortization of deferred compensation on restricted stock	399	-
Balance, end of period	(7,166)	-

Treasury Stock
Balance, beginning of period	(2,965)	(2,563)
Acquisition of treasury stock (434,100 shares -- 2005, 2,608 shares -- 2004)	(6,778)	(69)
Balance, end of period	(9,743)	(2,632)

Stock Subscription Receivable
Balance, beginning of period	(120)	(393)
Payment of stock subscriptions receivable	13	104
Balance, end of period	(107)	(289)

Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	640	2,132
Unrealized holdings (losses) gains arising during the period	(3,617)	893
Less: reclassification adjustment	(32)	-
Net unrealized (losses) gains on securities	(3,649)	893
Balance, end of period	(3,009)	3,025

Total Stockholders' Equity	$ 327,641	$ 274,885

COMPREHENSIVE INCOME:

Net income	$ 16,821	$ 14,546
Net unrealized (losses) gains on securities	(3,649)	893
Comprehensive Income	$ 13,172	$ 15,439

The accompanying notes are an integral part of the consolidated financial statements.

Index

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 16,821	$ 14,546
Adjustments to reconcile net income to net cash provided by
operating activities:
Accretion of fixed maturity investments	868	379
Depreciation and amortization	1,680	1,128
Realized investment losses	1	-
Deferred federal income taxes	(2,156)	127
Stock based compensation	406	579
Extinguishment of debt	-	1,613
Changes in assets and liabilities:
Premiums and other receivables	1,340	(41,032)
Reinsurance receivables	277,436	(9,092)
Prepaid reinsurance premiums	92,636	(12,209)
Deferred policy acquisition costs	(25,972)	(7,549)
Losses and loss adjustment expenses	(4,362)	(3,880)
Unearned premiums	602	42,370
Drafts outstanding	(1,237)	16
Reinsurance payables	(146,271)	8,915
Other assets and liabilities	2,858	9,880
Tax benefit on exercise of stock options	16	4,061
Net cash provided by operating activities	214,666	9,852

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed maturity investments - available-for-sale	(126,292)	(104,162)
Sales and maturities of fixed maturity investments - available-for-sale	1,829	4,458
Purchase of equity securities	-	(400)
Acquisition of property, software and equipment	(1,663)	(3,340)

Net cash used in investing activities	(126,126)	(103,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering of stock	-	113,161
Proceeds from exercise of stock options	13	2,875
Acquisition of treasury stock	(6,778)	(69)
Principal repayment at time of debt extinguishment	-	(71,500)
Principal payments on long-term debt	(538)	-
Proceeds from acquisition of long-term bank debt	-	75,000
Payment of fees and expenses related to acquisition of long-term debt	-	(2,140)
Payment of dividends to stockholders	(1,579)	-
Other	13	89

Net cash (used in) provided by financing activities	(8,869)	117,416

NET INCREASE IN CASH AND CASH EQUIVALENTS	79,671	23,824

Cash and cash equivalents, January 1	11,508	9,256

Cash and cash equivalents, March 31	$ 91,179	$ 33,080

The accompanying notes are an integral part of the consolidated financial statements.

Index

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except per share data)

1.  Nature of Operations

    Bristol West Holdings, Inc. (the “Company”) is a holding company engaged in the distribution and underwriting of private passenger automobile insurance through its subsidiaries. The Company conducts its business as a single segment, given that the product, the regulatory framework, the type of customer and the method of distribution vary little from state to state. As of March 31, 2005, the Company was licensed in 37 states and the District of Columbia. The Company consists of a holding company, four property and liability insurance companies (Bristol West Casualty Insurance Company, Bristol West Insurance Company, Security National Insurance Company and Coast National Insurance Company), agencies and claims servicing companies.

 2. Basis of Presentation

    The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

 3. Debt

    On February 18, 2004, the Company completed a refinancing of its secured credit facility. This bank agreement (“Bank Agreement”) consists of: (1) a $50,000 Secured Revolving Credit Facility, which includes up to $15,000 of letters of credit and matures in 2009, (2) a $35,000 Term A Loan, which matures in 2010 and (3) a $40,000 Term B Loan, which matures in 2011. The Company’s interest rate on borrowings under the Bank Agreement is London Interbank Offered Rate (LIBOR) plus a margin (1% to 2.25%), which is determined based on the Company’s consolidated total debt to consolidated total capitalization ratio. The Company also pays certain commitment fees. The Bank Agreement is secured by a pledge of stock of certain of the Company’s subsidiaries. The refinancing extended the maturity of the Company’s debt coming due in 2005 through 2007. In connection with the refinancing, the Company recorded a charge of $1,613 during the three months ended March 31, 2004 related primarily to the write-off of deferred financing fees. The amount of debt outstanding at March 31, 2005 was $72,850.  The Company had no borrowings on the revolving credit line at March 31, 2005.

    The Bank Agreement requires compliance with certain financial loan covenants relating to leverage and debt service coverage. As of, and for the twelve-month period ended March 31, 2005, the Company was in compliance with all such covenants.

4.    Initial Public Offering

    On February 12, 2004, an initial public offering of 17,250,000 shares of the Company’s common stock (after effect of a 130.38-for-one stock split (see Note 2)) was completed. The Company sold 6,250,000 shares resulting in net proceeds to the Company (after deducting issuance costs) of approximately $113,405.  The Company contributed $110,000 of the proceeds to its insurance subsidiaries, which increased their statutory surplus.  The additional capital has permitted the Company to reduce its reinsurance purchases and to retain more gross premiums

Index

written over time. The Company used the remaining $3,405 for general corporate purposes at the holding company level.

5.     Net Income per Share

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2005	2004

Net income applicable to common stockholders	$ 16,821	$ 14,546

Weighted average common shares - basic	31,518,617	28,477,799
Effect of dilutive securities:
Options	1,183,033	1,670,801
Restricted stock	52,988	-
Warrants	217,999	306,008
Weighted average common shares - dilutive	32,972,637	30,454,608

Basic Earnings Per Share	$ 0.53	$ 0.51

Diluted Earnings Per Share	$ 0.51	$ 0.48

6.  Stock Options

    In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company has elected to continue to apply APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options.

    The following table illustrates the effect on net income and net income per share if the Company had applied SFAS No. 123 to stock-based compensation.

Three Months Ended March 31,
	2005	2004

Net income, as reported	$ 16,821	$ 14,546
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(83)	(61)

Pro forma net income	$ 16,738	$ 14,485

Net income per share
Basic—As reported	$ 0.53	$ 0.51
Basic—Pro forma	$ 0.53	$ 0.51
Diluted—As reported	$ 0.51	$ 0.48
Diluted—Pro forma	$ 0.51	$ 0.48

Index

    In December 2004, the FASB issued SFAS No. 123, Share-Based Payments (revised 2004), (“SFAS No. 123R”). This statement eliminates the option to apply the intrinsic value measurement provisions of APB No. 25 to stock compensation awards issued to employees. Rather, SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for employee stock purchase plan awards. SFAS No. 123R will be effective for the Company’s fiscal quarter beginning January 1, 2006. Based on the number of stock options outstanding as of March 31, 2005, the effect of the adoption of SFAS No. 123R would be to decrease net income by approximately $84 in 2006.

7. Commitments and Contingencies

    In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims.  Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company’s financial position or results of operations.

8. Subsequent Event

    On April 21, 2005, the Company received a subpoena from the Florida Office of Insurance Regulation requesting documents related to all reinsurance agreements to which the Company has been a party since January 1, 1998. On May 2, 2005 the Company received a subpoena from the Securities & Exchange Commission seeking documents relating to "certain loss mitigation insurance products." The Company intends to cooperate fully with both subpoenas. The outcome of these proceedings is uncertain and their potential impact upon the Company cannot be determined at the present time.  Other than the current quota share agreement, which incepted January 1, 2005, all of the material reinsurance agreements to which the Company has been a party have terminated and have been settled, and the reinsurers have been released from all future liabilities under the agreements.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of the results of operations for the three months ended March 31, 2005 and March 31, 2004, provides commentary relating to, and should be read in conjunction with, the consolidated financial statements included elsewhere in this document.

General

    We provide non-standard private passenger automobile insurance and related services in 21 states. Non-standard automobile insurance affords coverage to drivers who find it difficult to purchase standard automobile insurance as a result of a number of factors, including their driving record, vehicle, age or claims history, or because they have limited financial resources. Many of these drivers purchase state-mandated minimum limits of coverage to comply with financial responsibility laws. Premium rates for non-standard automobile insurance policies are generally higher than for standard or preferred automobile insurance policies for comparable coverage.

    The non-standard automobile insurance business is highly competitive, and we compete with both large national insurance providers and smaller regional companies. Some of our competitors have more capital, higher ratings and greater resources than we have, and they may offer a broader range of products and lower prices and down payments than we offer.

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

    We continue to direct our operations in view of the market conditions and anticipated changes to those conditions in each state in which we operate. One facet of our strategy is to be a long-term, stable market for our producers and insureds. We possess licenses, systems and professional staff to service the markets in each state in which we operate.

    We provide systems and processes to help our agents and producers improve customer retention, such as our online point-of-sale application systems, OneStep™ and OneStep-Raptor™, electronic funds transfer bill plans, check by phone and BWProducers.com, which web enables a producer’s customer management.  We continue to target profitable areas within the states in which we operate, and we continuously add new producers to increase new business production.

Operating Results - Key States

    In certain states in which we operate, most notably California, market conditions have become increasingly competitive in recent quarters.  We are observing a limited number of rate filings where companies are raising rates, and in several states, companies with which we compete have filed rate decreases.  In addition, some companies with which we compete have relaxed underwriting standards and/or lowered rates in an effort to attract more business.

    We monitor the rate and underwriting activity of the other market participants in each state in which we do business.  During the first quarter of 2005, we observed 75 rate revisions by companies we monitor in the states in which we do business.  Fifteen of these filed changes were rate increases, 46 were rate reductions, one was revenue neutral and 13 were introductions of new products.

    The table below shows our direct written premium by state.  Overall, direct written premium was 17% lower in the first quarter of 2005 than in the first quarter of 2004. Our written premiums in California were 37% below those for the first quarter of 2004, while our written premiums for the remaining states in which we operate improved 17% in the first quarter of 2005 compared to the respective period of 2004. Our reported gross written premiums are adjusted for expected policy cancellations; the change in the adjustment had an insignificant effect upon reported gross written premiums for the respective first quarters of both 2005 and 2004. The purpose of the provision is to adjust the balance of installment premiums due from policyholders to the amount the Company expects to ultimately

Index

collect. Likewise, the Company’s liability for unearned premiums related to the installment premiums is reduced to reflect expected policy cancellations related to expected non-payments.

DIRECT WRITTEN PREMIUM PRODUCTION BY STATE
($ in millions)

	Three months ended
	March 31,		%
State	2005	2004	Change

California	$ 83.7	$ 132.0	-36.6%
Florida	25.2	22.9	10.0%
Michigan	22.5	17.5	28.6%
Texas	6.2	3.1	100.0%
South Carolina	6.1	4.0	52.5%
New Hampshire	3.8	2.9	31.0%
Maine	3.8	3.4	11.8%
Pennsylvania	3.4	4.0	-15.0%
Georgia	3.0	3.0	0.0%
Virginia	2.6	3.6	-27.8%
All Other (includes 11 states)	10.3	9.6	7.3%
Total	$ 170.6	$ 206.0	-17.2%

Change in expected policy cancellation provision	(0.2)	(0.4)	n/m

Total, net of change in expected policy cancellation provision	$ 170.4	$ 205.6	-17.1%

    Average policies in force increased 2% for the three months ended March 31, 2005 compared to the corresponding period of 2004, and our gross earned premiums increased by 4%. At the end of the first quarter of 2005, our in force policy count was 475,000 compared to 481,000 at December 31, 2004, a decrease of 1%.

    One important aspect of our growth strategy is to increase the number of producers with which we do business. We attempt to target producers in geographic areas where we are under-represented and where we believe we can write profitable business.  During the first quarter of 2005, we increased our total number of producers to 6,600 and our total number of producer locations to 8,800. This compares to 6,300 producers and 8,300 producer locations as of December 31, 2004.

    Over time, it is our goal to increase our geographic diversification. California continues to be our largest state, and it represented 49% of our first quarter 2005 premium volume. California, Florida and Michigan, our three largest states, collectively accounted for 77% of our volume for the first quarter of 2005. Quarter-to-quarter changes in written premium, as enumerated above, vary significantly by state and are dependent upon a variety of factors, including competitive conditions and regulatory environments within those states, our strategies with respect to product pricing and the number and location of producers.

    Our written premiums in California, for the first quarter of 2005, were 37% below the comparable period of 2004. While our competitors’ rates, as filed, remain stable, some have relaxed underwriting standards by not verifying mileage bands and other underwriting information, such as driving experience.  This behavior has resulted in lower policy premiums for some drivers, making it more difficult for companies not engaging in such practices to attract new customers or retain those that seek alternate quotes at renewal.  We have not relaxed our underwriting standards and do not intend to do so in the future. We believe that several of our competitors are operating at unprofitable combined ratios, and that they will need to adjust their underwriting practices in the future in order to raise the effective price of their policies.

Index

    New business application volume in California for the first quarter of 2005 decreased by 50% compared to the first quarter of 2004 and by 13% compared to the fourth quarter of 2004. We have increased the number of producers in California to 966 at March 31, 2005 compared to 917 at December 31, 2004, an increase of 5%.  Producer locations in California have increased to 1,689 as of March 31, 2005 from 1,602 as of December 31, 2004.

    In Florida, our second largest state, gross written premium for the first quarter of 2005 grew by 10% compared to the first quarter of 2004, on the strength of a new product design introduced in April 2004.  We continue to increase our producer representation in Florida, and had 1,116 producers as of March 31, 2005, an increase of 41% from the same time a year ago. We have been active in combating insurance fraud in Florida, working with federal, state, and local authorities, and these efforts have resulted in multiple arrests in recent months. Overall the market remains stable in Florida, and recently we have seen two large competitors increase their rates modestly.

    We continue to experience strong growth in Michigan where our premium volume for the first quarter of 2005 increased 29% compared to the first quarter of 2004.  One of our strategies in Michigan and elsewhere is to grow by increasing the number of producers in profitable geographic areas where we are under-represented.

    Texas is becoming a more important market for the Company. Written premiums doubled in the quarter ended March 31, 2005 compared to the same quarter of the previous year. We introduced a more segmented product there in August of 2004, and have increased our agency representation to 658 agencies as of March 31, 2005 from 343 agencies a year earlier. As with all states, we are closely monitoring trends, and we are encouraged by our observations and analysis of such trends to date.

    Our strategy of increasing the number of producers without over-saturating the market is contributing to our overall premium volume, as smaller and newer producers have grown more rapidly than our largest producers.  We closely monitor the behavior of our new producers to ensure adherence to our underwriting standards.

Operations

    We continue to stress productivity gains, and staff count has decreased by 3.6% to 1,278 as of the end of March 2005 compared to 1,326 as of December 31, 2004. We continue to monitor our staffing levels in relation to the volume in our claims and policyholder services operations.  In addition, we use a number of metrics to track performance, and, generally, performance is meeting or exceeding our internal benchmarks.

    We have modified rates 21 times thus far in 2005.  Two such modifications were increases, 18 were revenue neutral and 1 was a decrease of 5% in Arizona. We plan to continue to seek rate increases in states where necessary to stay ahead of loss cost trends. In addition, we believe we can continue to improve our product structure by filing class plan changes that, through segmentation, are designed to attract certain risks that we have observed to produce favorable results relative to the overall market in a given state.

    In the aggregate, we utilized point of sale underwriting on 88% of new business applications in the first quarter of 2005.  OneStep is fully implemented in South Carolina for both new business and endorsements. Additionally, it is fully rolled out for new business in California, and the roll-out of policy endorsement functionality will occur before the end of the second quarter of 2005.  One Step-Raptor has been implemented in all but 6 of our other states, so that we have point-of-sale underwriting deployed in 15 states, representing approximately 88% of the business we write.

Reinsurance

    We terminated and commuted our 2002 to 2004 quota share reinsurance agreement on a cut-off basis effective January 1, 2005. The termination and commutation resulted in the reinsurers’ release from all future liability in return for settlement of all balances due to us of $196.6 million, which was received on January 21, 2005. These monies have been invested in high-quality fixed income securities.

    The commutation resulted in significant increases/(decreases) in certain balance sheet accounts in 2005, as follows:

Index

Cash	$196,648
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(147,683)
Prepaid reinsurance	(106,310)
Ceding commission receivable	(138,197)
Reinsurance payables	(164,824)
Deferred policy acquisition costs	30,609

    On August 12, 2004, we entered into a new quota share reinsurance agreement effective January 1, 2005 with National Union Fire Insurance Company of Pittsburgh, PA, a subsidiary of American International Group, Inc. (AIG). The agreement permits us to cede from 5% to 30% of our business written for 2005 with an option for 2006 subject to certain performance criteria being met. The ceding percentage is 10% of business written during the 2005 underwriting year. This contrasts with a ceding percentage of 50% of business written in the 2004 underwriting year. For the three months ended March 31, 2005, the Company ceded $4.1 million of its earned premium under this agreement with a net pre-tax cost, excluding lost investment income, to the Company of 3% of the ceded earned premium.

Index

Results of Operations

    The table below displays certain measures we use in monitoring and evaluating our operations.

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)

Statement of Operations Data:
Revenue:
Net earned premium	$ 163,459	$ 69,609
Net investment income	3,633	1,805
Realized (loss) gain on investments, net	(1)	-
Policy service fee revenues	17,766	17,850
Other income	748	613

Total revenue	185,605	89,877

Costs and Expenses:
Losses and loss adjustment expenses incurred	107,765	47,566
Commissions and other underwriting expenses	40,815	9,497
Other operating and general expenses	9,265	7,064
Interest expense	968	651
Extinguishment of debt	-	1,613
Stock based compensation expense	406	579

Total costs and expenses	159,219	66,970

Income before income taxes	26,386	22,907
Income taxes	9,565	8,361

Net Income	$ 16,821	$ 14,546

Per Share Data:
Net income per common share - Basic	$ 0.53	$ 0.51
Net income per common share - Diluted	$ 0.51	$ 0.48

Operating Data:
Gross written premium	$ 170,350	$ 205,617
Net written premium	256,695	99,771
Gross earned premium	169,749	163,246

Ratios:
Loss ratio (a)	59.2%	54.0%
Expense ratio (b)	27.5%	18.8%

Combined ratio (c)	86.7%	72.8%

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

Index

Overview of Operating Results

    Net income for the three months ended March 31, 2005 was $16.8 million compared to $14.5 million for the three months ended March 31, 2004, an increase of 16%. There were no unusual income or expense items in the first quarter of 2005; however, net income for the first quarter of 2004 included charges of $1.4 million after tax related to the refinancing of the Company’s credit facilities and stock awards to employees in connection with the Company’s initial public offering (the “IPO”) in February 2004. Exclusive of these two charges, net income for the first quarter of 2004 would have been $15.9 million.

    The increase in net income in the first quarter of 2005 relative to the same period in 2004 is primarily attributable to the aforementioned charges of $1.4 million that did not recur in the first quarter of 2005 and an increase in net investment income of $1.8 million before taxes, which increased after tax net income by approximately $1.5 million based on the marginal tax rates for the respective periods.

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004

    Gross Written Premium. Gross written premium decreased to $170.4 million for the three months ended March 31, 2005, or by 17%, compared to $205.6 million for the same period in 2004.  Average policies in force increased by 2% for the three months ended March 31, 2005, compared to the corresponding period of 2004.

    In California, our largest market, gross written premium declined to $83.7 million for the three months ended March 31, 2005 compared to $132.0 million for the comparable period of 2004, a decrease of 37%. Gross written premium decreased primarily due to continued competition in this market.

    In Florida, our second largest market, gross written premium increased by 10% to $25.2 million for the three months ended March 31, 2005 compared to $22.9 million for the three months ended March 31, 2004. In April 2004, we introduced a more highly segmented product, which is more broadly competitive than the products it replaced.

    In Michigan, our third largest market, gross written premium increased by 29% to $22.5 million for the three months ended March 31, 2005 from $17.5 million for the three months ended March 31, 2004.

    Net Written Premium. Net written premium for the three months ended March 31, 2005 was $256.7 million, compared to $99.8 million for the same period in 2004, an increase of 157%. The increase is due to the termination and commutation of the Company’s 2002-2004 quota share treaty, which contributed a one time increase of $106.3 million to net written premium for the first quarter of 2005, and a decrease in the percentage of gross written premium ceded under quota share reinsurance agreements to 10% on business written in 2005 from 50% in 2004, which contributed an additional $68.4 million.

    Net Earned Premium. Net earned premium for the three months ended March 31, 2005 was $163.5 million, compared to $69.6 million for the same period in 2004, representing an increase of 135%.  The increase was primarily due to the decrease in the percentage of earned premiums ceded to our reinsurers. Pursuant to the quota share reinsurance agreement in effect in 2004, we ceded 50% of 2004 policy premiums. For 2005, we have a new quota share reinsurance agreement under which we are ceding 10% of the premiums earned on policies written in 2005. The following table shows the gross and ceded amounts of written and earned premium for the three months ended March 31, 2005 and 2004.

Index

	Three months ended March 31,
	2005		2004
	(in thousands)

Gross written premium	$ 170,350		$ 205,617

Ceded written premium	(86,345)		105,846
Effect of reinsurance commutation on ceded written premium	(106,310)	*	-
Ceded written premium, excluding effect of reinsurance commutation	19,965		105,846

% Ceded, excluding effect of reinsurance commutation	11.7%		51.5%

Gross Earned Premium	$ 169,749		$ 163,246
Ceded Earned Premium	6,290		93,637
% Ceded	3.7%		57.4%

    * Amount represents the unearned premium previously ceded under the 2002-2004 quota share reinsurance agreement, which was returned as a result of the termination and commutation of this agreement.

    Net Investment Income. Net investment income for the three months ended March 31, 2005 was $3.6 million, compared to $1.8 million for the same period in 2004.  This increase is attributable to a larger average invested asset base during the three months ended March 31, 2005 as compared to the same period of 2004. The Company’s IPO completed in February 2004 provided $113.4 million of net proceeds, and termination and commutation of the Company’s 2002-2004 quota share treaty resulted in the receipt of $196.6 million in January 2005.

    Policy Service Fee Revenues. Policy service fee revenues for the three months ended March 31, 2005 were $17.8 million, as compared to $17.9 million for the same period in 2004.  Absent changes in the mix of business by state, policy service fee revenues would be expected to change from period to period commensurate with the change in gross earned premium.

Costs and Expenses

    Losses and Loss Adjustment Expenses.  Loss and loss adjustment expenses incurred for the three months ended March 31, 2005 were $107.8 million, compared to $47.6 million for the same period in 2004.  The increase was caused by the reduction in losses ceded under the Company’s quota share reinsurance agreements to 3.9 % of gross losses in the first quarter of 2005 from 55.6% during the comparable 2004 period, in keeping with the changes in ceding percentages under the agreements. The loss and loss adjustment expense ratio was 59.2% for the three months ended March 31, 2005 compared to 54.0% for the same period in 2004.

    The following table displays the Company’s incurred loss and loss adjustment expenses (“LAE”) as related to the current accident year (losses and LAE occurring in the current fiscal year) and prior accident years (losses and LAE recognized in the current fiscal year related to accidents which took place in a prior fiscal year).

Index

	Three months ended March 31,
	2005	2004
	(in thousands)

Current Accident Year Loss and LAE Incurred	$ 107,877	$ 46,253
Prior Accident Years Loss and LAE Incurred	(112)	1,313
Total Loss and LAE Incurred	$ 107,765	$ 47,566

Current Accident Year Loss and LAE Ratio	59.3%	52.5%
Prior Accident Years Loss and LAE Ratio	-0.1%	1.5%
Total Loss and LAE Ratio	59.2%	54.0%

    Loss development occurs when loss and loss adjustment expense reserves established for accidents that took place in years prior to the current year prove to be redundant or inadequate, and management adjusts those loss and loss adjustment expense reserves to reflect the revised estimate of the ultimate losses and loss adjustment expenses related to such accidents.  Such changes impact loss and loss adjustment expenses in the current year.

    The large change in ceding percentage under our quota share agreements diminishes the relevance of the quarter over quarter comparisons, and our gross loss and loss adjustment expense ratios (excluding the impact of reinsurance) are more meaningful. Our gross losses divided by gross earned premiums were 66.1% in the first quarter of 2005 compared to 65.6% in the first quarter of 2004, a modest increase.

    Commissions and Other Underwriting Expenses. Commissions and other underwriting expenses for the three months ended March 31, 2005 were $40.8 million compared to $9.5 million for the same period in 2004. Most of the increase is the result of the large change in ceding percentage under our quota share agreements. In the first quarter of 2005, we ceded approximately 3.7% of our gross earned premiums compared to 57.4% in the first quarter of 2004. The ceding commission (reflected as a reduction in net commission expense) was $1.2 million in the first quarter of 2005 compared to $29.2 million in the first quarter of 2004, or a net commission expense increase of $28.0 million. Additionally, the Company’s other underwriting expenses grew by $3 million for the first quarter of 2005 compared to the first quarter of 2004. This was the result of a lower net deferral of acquisition related expenses in the first quarter of 2005 than in the first quarter of 2004 due to lower production in the first quarter of 2005.

    Other Operating and General Expenses. Other operating and general expenses for the quarter ended March 31, 2005 were $9.3 million compared to $7.1 million for the same period in 2004, an increase of $2.2 million.  The increase was primarily due to increased expenses related to being a public company and higher depreciation expense.

    Interest Expense.  Interest expense for the three months ended March 31, 2005 was $1.0 million, compared to $0.7 million for the same period in 2004.  The aggregate weighted average interest rate was 4.4% during the three months ended March 31, 2005 compared to 2.9% during the three months ended March 31, 2004. As of March 31, 2005, the Company had $72.9 million of outstanding debt as compared to $75.0 million at March 31, 2004.

    Ratios. Our combined ratio was 86.7% for the three months ended March 31, 2005, compared to 72.8% for the same period in 2004. Because the Company has significantly reduced its quota share reinsurance cessions, the loss, expense, and combined ratios are not comparable on a net (after reinsurance) basis. Our gross combined ratio was 86.8% for the first quarter of 2005 compared to 84.2% for the first quarter of 2004. The gross loss and loss adjustment expense ratio for the first quarter of 2005 was 59.6% compared to 59.0% in the first quarter of 2004. The acquisition expense ratio was up by a point as was the operating and general expense ratio.

    Income Taxes.  Income taxes for the three months ended March 31, 2005 were $9.6 million representing an effective tax rate of approximately 36.25%.  The effective rate is comprised of 32.9% for federal income taxes and 3.35% for state income taxes.

Index

Financial Condition

    Liquidity and Capital Resources

    We are organized as a holding company with all of our operations being conducted by our subsidiaries.  Our insurance subsidiaries underwrite the risks associated with our insurance policies. Our non-insurance subsidiaries provide services to our policyholders and our insurance subsidiaries related to the insurance policies we issue. We have continuing cash needs for the payment of principal and interest on borrowings, dividends, taxes and administrative expenses. These ongoing obligations are funded with dividends from our non-insurance subsidiaries and taxes paid by each subsidiary through an inter-company tax allocation agreement.

    In February 2004, we completed an initial public offering of 17,250,000 shares of our common stock. We sold 6,250,000 shares providing net proceeds to us, after deducting issuance costs, of approximately $113.4 million. We contributed $110.0 million of the proceeds to our principal insurance subsidiary, which increased its statutory surplus. We used the $3.4 million not contributed to our insurance subsidiary for general corporate purposes at the holding company. The additional capital has provided us with the ability to reduce our reinsurance purchases and retain more of our written premium. For 2005 written premium, we have reduced the percentage of premiums ceded to reinsurers under quota share agreements to 10% from 50% for 2004.

    In February 2004, we completed a refinancing of our secured credit facility. This bank agreement (the “Bank Agreement”) consists of: (1) a $50.0 million Secured Revolving Credit Facility, which includes up to $15.0 million of letters of credit, (2) a $35.0 million Term A Loan and (3) a $40.0 million Term B Loan. The Company’s interest rate on borrowings under the Bank Agreement is LIBOR plus a margin ranging from 1.0% to 2.25%, which is determined based on our consolidated total debt to consolidated total capitalization ratio. The Company also pays certain commitment fees. The Bank Agreement is secured by a pledge of stock of certain of our subsidiaries. The Bank Agreement requires compliance with certain financial loan covenants relating to leverage and debt service coverage. As of, and for the twelve-month period ended March 31, 2005, the Company was in compliance with all such covenants.

    There are no restrictions on the payment of dividends by our non-insurance subsidiaries other than customary state corporation laws regarding solvency. Dividends from our insurance subsidiaries are subject to restrictions relating to statutory surplus and earnings.  Our insurance subsidiaries are permitted to pay dividends of $21.9 million without first seeking regulatory approval.  Our insurance subsidiaries have not paid any dividends since 1999, which has not impacted our ability to meet our obligations. We do not anticipate that our insurance subsidiaries will pay dividends in the foreseeable future. Because our non-insurance subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, we expect to use those funds to service all of our corporate financial obligations, such as debt service and stockholder dividends.

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

    On February 10, 2005, the Board of Directors declared a dividend of $0.05 per common share resulting in a total payout of approximately $1.6 million from Bristol West Holdings, Inc.  The dividend was paid on March 10, 2005 to shareholders of record on February 24, 2005.

    On March 14, 2005, our Board of Directors authorized the repurchase of up to $30 million of the Company's outstanding common stock. Under this program, share purchases may be made from time to time in the open market depending on share price, market conditions and other factors. The Company has engaged Bear, Stearns & Co. Inc. to administer the stock repurchase program. As of March 31, 2005, the Company had repurchased 434,100 shares of its common stock at a cost of $6.8 million. The Company intends to continue making purchases of its common shares from time to time as permitted by applicable securities laws.

    On May 9, 2005, the Board of Directors declared a dividend of $0.07 per common share that will result in a total payout of approximately $2.2 million from available cash at Bristol West Holdings, Inc. The dividend will be paid on or before June 9, 2005 to shareholders of record on May 26, 2005.

Index

    Net cash provided by operating activities was $214.7 million for the quarter ended March 31, 2005, compared to $9.9 million for the same period in 2004.  Most of the quarter over quarter increase was provided by the termination and commutation of the 2002-2004 quota share reinsurance agreement, which resulted in a cash settlement from the Company’s reinsurers on January 21, 2005 in the amount of $196.6 million.

    Net cash used in investment activities amounted to $126.1 million and $103.4 million for the quarter ended March 31, 2005 and 2004, respectively, and was primarily used to purchase high-quality fixed income securities.  The funds for the investment purchases in the current quarter were provided principally by the commutation proceeds from the Company’s 2002-2004 quota share reinsurance agreement. The funds for the investment purchases in last year’s first quarter were provided principally by the Company’s IPO.

    Net cash used in financing activities was $8.9 million for the quarter ended March 31, 2005 compared to net cash provided by financing activities of $117.4 million for the same period in 2004.  For the quarter ended March 31, 2005, cash used in financing activities related primarily to the repurchase of 434,100 shares of the Company’s common stock at a cost of $6.8 million, as well as the payment of stockholder dividends of $1.6 million. For the same period of 2004, cash of $113.4 million was provided from the Company’s IPO as discussed above.

Investments

    We had total cash, cash equivalents and invested assets of $491.6 million as of March 31, 2005. The following table summarizes our cash, cash equivalents and invested assets as of March 31, 2005.

	Cost /	Fair	% of Total
	Amortized Cost	Value	at Fair Value
	(in millions)

Debt securities, available for sale	$ 403.1	$ 398.4	81.0%
Equity securities, available for sale	2.0	2.0	0.4%
Cash and cash equivalents	91.2	91.2	18.6%

Total	$ 496.3	$ 491.6	100.0%

    Investment Strategy.  Our investment portfolio is highly marketable and consists of publicly traded, high quality investment-grade debt securities. We hold no equity securities, other than our investment in OneShield, Inc., and we have no exposure to foreign currency risk. Hyperion Capital Management, Inc. manages our portfolio and provides related accounting services. Our investment strategy is intended to preserve and grow capital adequate to support our insurance operations.

    Investment Portfolio.  Our investment portfolio consists primarily of debt securities, all of which are classified as available for sale, and are carried at fair value with unrealized gains and losses reported in our financial statements as a separate component of stockholders’ equity on an after-tax basis. As of March 31, 2005, the fair value of our investment portfolio, including short-term investments, was $491.6 million, which included $4.7 million in pre-tax net unrealized losses.  The weighted average pre-tax equivalent book yield of the fixed maturity portfolio was 4.10% at March 31, 2005.

    Our investment objective is to maximize book income, while maintaining strong credit quality and satisfactory liquidity. Our portfolio at March 31, 2005 had an average Standard & Poor’s rating of “AA+”.

Index

  The following table presents the composition of our investment portfolio by type of investment as of March 31, 2005 (in millions):

Cash and cash equivalents	$ 91.2	18.6%
U.S. Government securities	4.4	0.9%
Mortgage backed bonds	51.6	10.5%
Tax-exempt bonds	167.3	34.0%
Collateralized mortgage obligations	21.5	4.4%
Corporate and other	158.3	32.2%
Preferred stocks	2.0	0.4%
Net unrealized (losses) on fixed maturities	(4.7)	-1.0%

Total investments at market value	$ 491.6	100.0%

    Tax-exempt bonds represented 34.0% of the portfolio as of March 31, 2005. Given the Company’s federal income tax position, we intend to continue to commit additional monies to tax-exempt bonds as long as the after-tax return is favorable.

    The following table presents the composition, by type of security, including the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities available for sale in our investment portfolio as of March 31, 2005.

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
	(in millions)

U.S. Government securities	$ 4.4	$ -	$ -	$ 4.4
Mortgage backed bonds	51.6	0.1	0.7	51.0
Tax-exempt bonds	167.3	0.4	2.6	165.1
Collateralized mortgage obligations	21.5	0.1	0.3	21.3
Corporate and other	158.3	0.6	2.3	156.6

Total fixed maturities	403.1	1.2	5.9	398.4

Preferred stock	2.0	-	-	2.0

Total	$ 405.1	$ 1.2	$ 5.9	$ 400.4

Index

    The quality distribution of our fixed maturity portfolio as of March 31, 2005 was as follows:

	NAIC	Amortized	Fair	% of Total
	Rating	Cost	Value	at Fair Value
		(in millions)
Standard & Poor's Rating
AAA	1	$ 265.3	$ 261.4	65.6%
AA	1	76.0	75.3	18.9%
A	1	52.9	52.7	13.2%
BBB	2	4.5	4.6	1.2%
U.S. Treasuries agencies	1	4.4	4.4	1.1%

Total fixed maturity investments		$ 403.1	$ 398.4	100.0%

    On a quarterly basis, we examine our investment portfolio for evidence of impairment. The assessment of whether impairment has occurred is based on our evaluation, on an individual security basis, of the underlying reasons for any decline in fair value, which are discussed with our investment advisor and evaluated to determine the extent to which such changes are attributable to interest rates, market-related factors other than interest rates, as well as financial condition, business prospects and other fundamental factors specific to the issuer. Declines attributable to issuer fundamentals are reviewed in further detail. When one of our securities has a decline in fair value that is determined to be other than temporary, we reduce the carrying value of the security to its current fair value as required by GAAP.

    Based upon our analysis, we believe that we will recover all contractual principal and interest payments related to those securities that currently reflect unrealized losses. We also believe that we have the ability and intent to hold these securities until they mature or recover in value. Should either of these beliefs change with regard to a particular security, a charge for impairment would likely be required. In the last three years, we have not needed to record any impairment charges.

    As of March 31, 2005, investments carried at a fair value of $12.0 million and approximately $0.3 million of cash were on deposit with state insurance regulatory authorities.

Forward-Looking Statements

    This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties including, without limitation, the factors set forth below and under the caption “Risk Factors” in the prospectus filed with the United States Securities and Exchange Commission on February 11, 2004, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with the Company’s Registration Statement on Form S-1 (File No. 333-111259). Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Index

Interest Rate Risk

    Investments. Our investment portfolio consists primarily of debt securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities portfolio is interest rate risk, which we strive to limit by managing duration to a defined range of three to four years and laddering or utilizing an even distribution in the maturities of the securities we purchase to achieve our duration target. Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities held in our portfolio. The fair value of our fixed maturity portfolio is impacted directly by changes in market interest rates. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield and liquidity tailored to the anticipated cash outflow characteristics of our liabilities. The effective duration of the portfolio as of March 31, 2005 was 3.20 years. Should market interest rates increase 1.0%, our fixed income portfolio would be expected to decline in market value by approximately $15.1 million, or 3.2%. Conversely, a 1.0% decline in interest rates would result in approximately $15.2 million, or 3.2%, appreciation in the market value of our fixed income portfolio. These market value changes are a result of the effective duration of the portfolio, as well as the slightly negative convexity of the portfolio.

    Credit Facility. Our exposure to market risk for changes in interest rates also relates to the interest expense of variable rate debt under a bank credit agreement that we entered into on February 18, 2004. The credit agreement is a floating rate borrowing facility and the interest rate we pay increases or decreases with the changes in interest rates, specifically LIBOR. Based on our borrowings under the floating rate credit agreement at March 31, 2005, a 10% increase in market interest rates would increase our annual net interest expense by approximately $211,000.

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

    Reinsurance.  We are subject to credit risks with respect to our reinsurers. Although our reinsurers are liable to us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance agreements do not limit our ultimate obligations to pay claims to policyholders and we may not recover claims made to our reinsurers. A.M. Best ratings of the reinsurers from which we have net recoverables range from “A-” to “A+”.

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

    There have not been any changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

Index

    On April 21, 2005, the Company received a subpoena from the Florida Office of Insurance Regulation requesting documents related to all reinsurance agreements to which the Company has been a party since January 1, 1998. On May 2, 2005 the Company received a subpoena from the Securities & Exchange Commission seeking documents relating to "certain loss mitigation insurance products." The Company intends to cooperate fully with both subpoenas. The outcome of these proceedings is uncertain and their potential impact upon the Company cannot be determined at the present time.  Other than the current quota share agreement, which incepted January 1, 2005, all of the material reinsurance agreements to which the Company has been a party have terminated and have been settled, and the reinsurers have been released from all future liabilities under the agreements.

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

    For a further discussion on the Company’s pending litigation, see Item 3 - Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    On March 14, 2005, the Company’s Board of Directors authorized the repurchase of up to $30 million of the Company’s outstanding common stock. Under this program, share purchases may be made from time to time in the open market depending on share price, market conditions, and other factors. During the three months ended March 31, 2005, the Company repurchased 434,100 shares of its common stock at a cost of $6.8 million, summarized as follows:

Repurchase of Equity Securities

			Total Number of	Maximum Dollar Value
	Total Number	Average	Shares Purchased as	of Shares that May Yet
	of Shares	Price Paid	Part of Publicly Announced	Be Purchased Under
Period	Purchased	per Share	Plans or Programs	the Plans or Programs

January 1, 2005 to January 31, 2005	-	$ -	-	$ -
February 1, 2005 to February 28, 2005	-	-	-	-
March 1, 2005 to March 31, 2005	434,100	15.61	434,100	23,222,297

Total	434,100	$ 15.61	434,100	$ 23,222,297

Item 3.           Defaults Upon Senior Securities

    None

Item 4.           Submission of Matters to a Vote of Security Holders

    None

Item 5.           Other Information

    None

Index

Item 6. Exhibits

List of exhibits:

Exhibit Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)*

* Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL WEST HOLDINGS, INC. (Registrant)

May 13, 2005	By:	/s/ JAMES R. FISHER
Date		(Signature)

	Name:	James R. Fisher
	Title:	Chairman, Chief Executive Officer (Principal Executive Officer)

May 13, 2005	By:	/s/ CRAIG E. EISENACHER
Date		(Signature)

	Name:	Craig E. Eisenacher
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Index

Exhibit 31.1

Certification

I, James R. Fisher, certify that:

1.               I have reviewed this Quarterly Report on Form 10-Q of Bristol West Holdings, Inc.;

2.               Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.               Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
        15(e) and 15d-15(e)) for the registrant and have:

a.               Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.               Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: May 13, 2005

/s/ JAMES R. FISHER
James R. Fisher
Chairman and Chief Executive Officer

Index

Exhibit 31.2

Certification

I, Craig E. Eisenacher, certify that:

1.               I have reviewed this Quarterly Report on Form 10-Q of Bristol West Holdings, Inc.;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.               Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
        15(e) and 15d-15(e)) for the registrant and have:

a.               Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.               Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: May 13, 2005

/s/ CRAIG E. EISENACHER
Craig E. Eisenacher
Senior Vice President and Chief Financial Officer

Index

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bristol West Holdings, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, James R. Fisher and Craig E. Eisenacher, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1)          The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)          The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 13, 2005

/s/ JAMES R. FISHER	/s/ CRAIG E. EISENACHER
James R. Fisher	Craig E. Eisenacher
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Index