Form 10-Q
period 2005-06-30
BRISTOL WEST HOLDINGS INC
filed 2005-08-12
CIK 1272957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005
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

Yes ☐     No ☒

At August 2, 2005, the Registrant had issued and outstanding an aggregate of 31,100,359 shares of its Common Stock.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I-FINANCIAL INFORMATION

    Item 1.  Financial Statements

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
	(in thousands, except share data)
Assets:
Investments:
Fixed maturities available-for-sale (amortized cost $429,193 and $280,578 at June 30, 2005 and December 31, 2004, respectively)	$ 429,631	$ 281,568
Equity securities (cost $2,000 at June 30, 2005 and December 31, 2004)	2,000	2,000
Total investments	431,631	283,568
Cash and cash equivalents	61,313	11,508
Accrued investment income	4,708	2,958
Premiums and other receivables (net of allowance for doubtful accounts of $14,900 and $15,845 at June 30, 2005 and December 31, 2004, respectively)	175,009	180,289
Reinsurance recoverables on paid and unpaid losses & loss adjustment expenses	18,298	155,326
Prepaid reinsurance	20,611	108,601
Ceding commission receivable	6,670	138,092
Deferred policy acquisition costs	52,431	31,028
Property, software and equipment - net	18,827	18,017
Goodwill	101,611	101,611
Other assets	9,179	9,922
Total assets	$ 900,288	$ 1,040,920
Liabilities and Stockholders' Equity:
Liabilities:
Policy liabilities:
Reserve for losses and loss adjustment expenses	$ 222,083	$ 222,326
Drafts outstanding	-	1,239
Unearned premiums	206,584	214,431
Total policy liabilities	428,667	437,996
Reinsurance payables	27,405	166,513
Accounts payable and other liabilities	35,749	31,421
Deferred income taxes	3,126	9,279
Long-term debt, including current portion	71,875	73,388
Total liabilities	566,822	718,597
Commitments and contingent liabilities (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value (15,000,000 shares authorized; 0 shares outstanding at June 30, 2005 and December 31, 2004)	-	-
Common stock, $0.01 par value (200,000,000 shares authorized; 32,784,466 and 32,554,437 shares issued at June 30, 2005 and December 31, 2004, respectively)	327	325
Additional paid-in capital	234,868	231,281
Retained earnings	124,078	97,885
Deferred compensation on restricted stock	(6,834)	(4,723)
Treasury stock at cost (1,668,796 and 683,036 shares held at June 30, 2005 and December 31, 2004, respectively)	(19,177)	(2,965)
Stock subscription receivable	(81)	(120)
Accumulated other comprehensive income	285	640
Total stockholders' equity	333,466	322,323
Total liabilities and stockholders' equity	$ 900,288	$ 1,040,920

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Revenues:
Net premiums earned	$ 153,536	$ 81,101	$ 316,995	$ 150,710
Net investment income	4,402	2,258	8,035	4,063
Realized (loss) gain on investments, net	(25)	69	(26)	69
Policy service fee revenue	16,512	18,504	34,278	36,354
Other income	678	457	1,426	1,070

Total revenues	175,103	102,389	360,708	192,266

Costs and Expenses:
Losses and loss adjustment expenses incurred	103,553	54,652	211,318	102,218
Commissions and other underwriting expenses	40,796	13,890	81,611	23,387
Other operating and general expenses	8,545	8,350	17,810	15,414
Interest expense	1,034	723	2,002	1,374
Extinguishment of debt	-	-	-	1,613
Stock based compensation expense	593	92	999	671

Total costs and expenses	154,521	77,707	313,740	144,677

Income before income taxes	20,582	24,682	46,968	47,589

Income taxes	7,461	9,009	17,026	17,370

Net Income	$ 13,121	$ 15,673	$ 29,942	$ 30,219

Net income per common share - Basic	$ 0.42	$ 0.50	$ 0.96	$ 1.01
Net income per common share - Diluted	$ 0.41	$ 0.48	$ 0.92	$ 0.95

Dividends declared per common share	$ 0.07	$ 0.05	$ 0.12	$ 0.05

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(in thousands, except share data)
STOCKHOLDERS' EQUITY:

Common Stock
Balance, beginning of period	$ 325	$ 245
Issuance of common stock in initial public offering (6,250,000 shares--2004)	-	63
Exercise of options and warrants, including tax benefit (37,839 shares--2005, 1,297,764 shares--2004)	-	13
Shares issued for services (8,712 shares--2005, 29,950 shares--2004)	-	-
Issuance of restricted common stock (183,413 shares--2005, 296,035 shares--2004)	2	3
Shares issued in payment of dividend (65 shares--2005)	-	-
Balance, end of period	327	324

Additional Paid-In Capital
Balance, beginning of period	231,281	97,810
Issuance of common stock in initial public offering (6,250,000 shares--2004)	-	113,368
Exercise of options and warrants, including tax benefit (37,839 shares--2005, 1,297,764 shares--2004)	329	12,326
Shares issued for services (8,712 shares--2005, 29,950 shares--2004)	167	526
Issuance of restricted common stock (183,413 shares--2005, 296,035 shares--2004)	3,090	5,444
Shares issued in payment of dividend (65 shares--2005)	1	-
Balance, end of period	234,868	229,474

Retained Earnings
Balance, beginning of period	97,885	41,504
Net income	29,942	30,219
Dividend to common shareholders ($0.12 per share--2005, $0.05 per share--2004)	(3,749)	(1,567)
Balance, end of period	124,078	70,156

Deferred Compensation on Restricted Stock
Balance, beginning of period	(4,723)	-
Issuance of restricted common stock (183,413 shares--2005, 296,035 shares--2004)	(3,092)	(5,447)
Amortization of deferred compensation on restricted stock	927	144
Restricted stock forfeited (3,160 shares--2005, 18,098 shares--2004)	54	333
Balance, end of period	(6,834)	(4,970)

Treasury Stock
Balance, beginning of period	(2,965)	(2,563)
Acquisition of treasury stock (982,600 shares--2005, 2,608 shares--2004)	(16,158)	(69)
Restricted stock forfeited (3,160 shares--2005, 18,098 shares--2004)	(54)	(333)
Balance, end of period	(19,177)	(2,965)

Stock Subscription Receivable
Balance, beginning of period	(120)	(393)
Payment of stock subscriptions receivable	39	195
Balance, end of period	(81)	(198)

Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	640	2,132
Unrealized holdings losses arising during the period	(232)	(4,034)
Less: reclassification adjustment	(123)	(133)
Net unrealized losses on securities	(355)	(4,167)
Balance, end of period	285	(2,035)

Total Stockholders' Equity	$ 333,466	$ 289,786

COMPREHENSIVE INCOME:

Net income	$ 29,942	$ 30,219
Net unrealized losses on securities	(355)	(4,167)
Comprehensive Income	$ 29,587	$ 26,052

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 29,942	$ 30,219
Adjustments to reconcile net income to net cash provided by
operating activities:
Accretion of fixed maturity investments	1,935	998
Depreciation and amortization	3,382	2,302
Realized investment losses (gains)	26	(69)
Deferred federal income taxes	(5,954)	175
Stock based compensation	999	671
Extinguishment of debt	-	1,613
Changes in assets and liabilities:
Premiums and other receivables	5,280	(34,495)
Reinsurance receivables	268,450	(21,473)
Prepaid reinsurance premiums	87,990	(8,294)
Deferred policy acquisition costs	(21,403)	(8,777)
Losses and loss adjustment expenses	(243)	4,408
Unearned premiums	(7,847)	43,148
Drafts outstanding	(1,239)	(113)
Reinsurance payables	(139,108)	4,135
Other assets and liabilities	2,115	1,612
Tax benefit on exercise of stock options	174	-
Net cash provided by operating activities	224,499	16,060
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed maturity investments - available-for-sale	(154,774)	(135,863)
Sales and maturities of fixed maturity investments - available-for-sale	5,288	21,887
Purchase of equity securities	-	(400)
Acquisition of property, software and equipment	(3,982)	(4,536)
Net cash used in investing activities	(153,468)	(118,912)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering of stock	-	113,431
Proceeds from exercise of stock options	155	12,339
Acquisition of treasury stock	(16,158)	(69)
Principal repayment at time of debt extinguishment	-	(71,500)
Principal payments on long-term debt	(1,513)	(538)
Proceeds from acquisition of long-term bank debt	-	75,000
Payment of fees and expenses related to acquisition of long-term debt	-	(2,325)
Payment of dividends to stockholders	(3,749)	(1,567)
Other	39	144
Net cash (used in) provided by financing activities	(21,226)	124,915

NET INCREASE IN CASH AND CASH EQUIVALENTS	49,805	22,063
Cash and cash equivalents, January 1	11,508	9,256
Cash and cash equivalents, June 30	$ 61,313	$ 31,319

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except per share data)

1. Nature of Operations

    Bristol West Holdings, Inc. (the “Company”) is a holding company engaged in the distribution and underwriting of private passenger automobile insurance through its subsidiaries. The Company conducts its business as a single segment, given that the product, the regulatory framework, the type of customer and the method of distribution vary little from state to state. As of June 30, 2005, the Company was licensed in 37 states and the District of Columbia, and was active in 21 of those states. The Company consists of a holding company, four property and liability insurance companies (Bristol West Casualty Insurance Company, Bristol West Insurance Company, Security National Insurance Company and Coast National Insurance Company), agencies and claims servicing companies.

 2. Basis of Presentation

    The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

 3. Debt

    On February 18, 2004, the Company completed a refinancing of its secured credit facility. This bank agreement (“Bank Agreement”) consists of: (1) a $50,000 Secured Revolving Credit Facility, which includes up to $15,000 of letters of credit and matures in 2009, (2) a $35,000 Term A Loan, which matures in 2010 and (3) a $40,000 Term B Loan, which matures in 2011. The Company’s interest rate on borrowings under the Bank Agreement is London Interbank Offered Rate (LIBOR) plus a margin (1% to 2.25%), which is determined based on the Company’s consolidated total debt to consolidated total capitalization ratio. The Company also pays certain commitment fees. The Bank Agreement is secured by a pledge of stock of certain of the Company’s subsidiaries. The refinancing extended the maturity of the Company’s debt coming due in 2005 through 2007. In connection with the refinancing, the Company recorded a charge of $1,613 during the six months ended June 30, 2004 related primarily to the write-off of deferred financing fees. The amount of debt outstanding at June 30, 2005 and December 31, 2004 was $71,875 and $73,388, respectively.  The Company had no borrowings on the revolving credit line at June 30, 2005 and December 31, 2004.

    The Bank Agreement requires compliance with certain financial loan covenants relating to leverage and debt service coverage. As of, and for the twelve-month period ended June 30, 2005, the Company was in compliance with all such covenants.

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

5. Net Income per Share

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income applicable to common stockholders	$ 13,121	$ 15,673	$ 29,942	$ 30,219

Weighted average common shares - basic	30,971,987	31,226,618	31,243,792	29,852,208
Effect of dilutive securities:
Options	1,136,259	1,400,567	1,159,646	1,535,684
Restricted stock	61,672	11,290	57,330	5,645
Warrants	211,886	222,075	214,942	264,042
Weighted average common shares - dilutive	32,381,804	32,860,550	32,675,710	31,657,579

Basic Earnings Per Share	$ 0.42	$ 0.50	$ 0.96	$ 1.01

Diluted Earnings Per Share	$ 0.41	$ 0.48	$ 0.92	$ 0.95

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

    The following table illustrates the effect on net income and net income per share if the Company had applied SFAS No. 123 to stock-based compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income, as reported	$ 13,121	$ 15,673	$ 29,942	$ 30,219

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(67)	(68)	(150)	(127)

Pro forma net income	$ 13,054	$ 15,605	$ 29,792	$ 30,092

Net income per share

Basic—As reported	$ 0.42	$ 0.50	$ 0.96	$ 1.01
Basic—Pro forma	$ 0.42	$ 0.50	$ 0.95	$ 1.01

Diluted—As reported	$ 0.41	$ 0.48	$ 0.92	$ 0.95
Diluted—Pro forma	$ 0.40	$ 0.47	$ 0.91	$ 0.95

    In December 2004, the FASB issued SFAS No. 123, Share-Based Payments (revised 2004), (“SFAS No. 123R”). This statement eliminates the option to apply the intrinsic value measurement provisions of APB No. 25 to stock compensation awards issued to employees. Rather, SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for employee stock purchase plan awards. SFAS No. 123R will be effective for the Company’s fiscal quarter beginning January 1, 2006. Based on the number of stock options outstanding as of June 30, 2005, the effect of the adoption of SFAS No. 123R would be to decrease net income by approximately $76 in 2006.

7. Commitments and Contingencies

    As previously reported, the Company has received subpoenas from the Florida Office of Insurance Regulation and the Securities & Exchange Commission (the “SEC”) and a grand jury subpoena from the United States Attorney for the Southern District of New York (the “USAO”) seeking information relating to the Company’s finite reinsurance agreements. The SEC and the USAO continue to request additional documents and information from the Company, including interviews of various individuals. The Company is cooperating with the Florida Office of Insurance Regulation, the SEC and the USAO.

    Other than the current quota share agreement, which incepted January 1, 2005, all of the material reinsurance agreements to which the Company has been a party have been terminated and settled, and the reinsurers have been released from all future liabilities under the agreements. Inasmuch as the governmental investigations are ongoing and the various regulatory authorities could reach conclusions different from the Company’s concerning the treatment of these transactions in the Company’s financial statements, it would be premature to reach any conclusions as to the likely outcome of these matters and their potential impact upon the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of the results of operations for the three and six months ended June 30, 2005 and June 30, 2004, respectively, provides commentary relating to, and should be read in conjunction with, the consolidated financial statements included elsewhere in this document.

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

Operating Results - Key States

    Market conditions have become increasingly competitive in recent quarters.  We are observing very few rate filings where companies are raising rates. Rather, we are seeing companies with which we compete file rate decreases.  In addition, most notably in California, companies with which we compete have relaxed underwriting standards which has the effect of lowering the rate they charge the customer in an effort to attract more business. Lastly, many companies with which we compete are offering incentives to agents and brokers to produce business, which the Company does not do.

    We monitor the rate and underwriting activity of the other market participants in each state in which we do business.  During the second quarter of 2005, we observed 61 rate revisions by companies we monitor.   Ten of these filed changes were rate increases, 38 were rate reductions, and 13 were introductions of new products, usually at lower prevailing rates.

    The table below shows our direct written premium by state.  Overall, our direct written premium was 9.9% lower in the second quarter of 2005 than in the second quarter of 2004. Our written premium in California was 26.9% lower in the second quarter of 2005 than in the second quarter of 2004, while our written premium for the remaining states in which we operate grew in the aggregate by 1.7% in the second quarter of 2005 compared to the respective period of 2004. Our reported gross written premium is adjusted for expected policy cancellations; the change in the adjustment added $8.5 million to the reported gross written premium for the second quarter of 2005 compared to $0.6 million for the second quarter of 2004. The purpose of the provision is to adjust the balance of installment premiums due from policyholders to the amount the Company expects to ultimately collect. Changes in the provision are generally driven by observed changes in the cancellation rate of in force policies for non-payment of installments when due. Likewise, the Company’s liability for unearned premiums related to the installment premiums is reduced to reflect expected policy cancellations related to expected non-payments. We believe the principal reason for the improved payment experience is a reduction in new business being written. A greater proportion of our business is renewal business and renewal business has better payment performance than does new business. In addition, our stepped up retention efforts are positively affecting both the persistency of our business and our collection of past due balances.

DIRECT WRITTEN PREMIUM PRODUCTION BY STATE
($ in millions)

	Three months ended			Six months ended
	June 30,		%	June 30,		%
State	2005	2004	Change	2005	2004	Change

California	$ 72.2	$ 98.8	-26.9%	$ 155.8	$ 230.7	-32.5%
Florida	22.8	24.4	-6.6%	48.0	47.3	1.5%
Michigan	20.3	16.7	21.6%	42.8	34.2	25.1%
Texas	5.6	3.4	64.7%	11.8	6.6	78.8%
New Hampshire	4.2	3.5	20.0%	8.0	6.4	25.0%
Pennsylvania	4.1	4.1	0.0%	7.5	8.2	-8.5%
South Carolina	4.0	4.2	-4.8%	10.0	8.2	22.0%
Maine	3.4	3.2	6.2%	7.2	6.6	9.1%
Georgia	2.1	3.0	-30.0%	5.0	6.1	-18.0%
Virginia	2.1	2.9	-27.6%	4.7	6.5	-27.7%
All Other (includes 11 states)	8.5	10.4	-18.3%	19.0	19.8	-4.0%
Total	$ 149.3	$ 174.6	-14.5%	$ 319.8	$ 380.6	-16.0%

Change in expected policy cancellation provision	8.5	0.6	n/m	8.3	0.3	n/m

Total, net of change in expected policy cancellation provision	$ 157.8	$ 175.2	-9.9%	$ 328.1	$ 380.9	-13.9%

    As shown in the table below, the average number of policies in force is a significant driver of our gross earned premium. For the three months ended June 30, 2005, the average number of policies in force decreased 6% compared to the corresponding period of 2004, while our gross earned premium decreased 5% over the same period.

	Three months ended June 30,		%	Six months ended June 30,		%
	2005	2004	Change	2005	2004	Change
	(in thousands)			(in thousands)

Average number of policies in force	459.3	490.6	-6.4%	467.3	478.4	-2.3%

Gross earned premiums	$ 166,228	$ 174,463	-4.7%	$ 335,977	$ 337,709	-0.5%

    At June 30, 2005, our in force policy count was 451,000 compared to 481,000 at December 31, 2004 and 495,000 at June 30, 2004, decreases of 6% and 9%, respectively.

    One important aspect of our growth strategy is to increase the number of producers with which we do business. We attempt to target producers in geographic areas where we are under-represented and where we believe we can write profitable business.  During the second quarter of 2005, we increased our total number of producers to approximately 7,000 and our total number of producer locations to approximately 9,300. This compares to 6,300 producers and 8,300 producer locations as of December 31, 2004.

    Over time, it is our goal to increase our geographic diversification. California continues to be our largest state, representing 48% of our second quarter 2005 premium volume. California, Florida and Michigan, our three largest states, collectively accounted for 77% of our volume for the second quarter of 2005. Quarter-to-quarter changes in written premium, as enumerated above, vary significantly by state and are influenced by a variety of factors, including competitive conditions and regulatory environments within those states, our strategies with respect to product pricing and changes in the number and location of producers.

    Our written premium in California for the second quarter of 2005 was 27% below the comparable period of 2004. The market dynamics are little changed from last quarter. Our competitors’ rates, as filed, remain stable; however, some have relaxed underwriting standards by not verifying mileage bands and other underwriting information, such as driving experience.  This behavior has resulted in lower policy premiums for some drivers, making it more difficult for companies not engaging in such practices to attract new customers or retain those that seek alternate quotes at renewal.  We have not relaxed our underwriting standards and do not intend to do so in the future.

    New business application volume in California for the second quarter of 2005 decreased by 49% compared to the second quarter of 2004 and by 24% compared to the fourth quarter of 2004. We have increased the number of producers in California to 1,007 at June 30, 2005 compared to 834 at June 30, 2004 and 917 at December 31, 2004, an increase of 21% and 10%, respectively.  Producer locations in California have increased to 1,759 as of June 30, 2005 from 1,490 as of June 30, 2004 and 1,602 as of December 31, 2004.

    In Florida, our second largest state, gross written premium for the second quarter of 2005 decreased 7% compared to the second quarter of 2004. Overall, the market in Florida is competitive, yet rational. We recently have seen two large competitors increase their rates modestly. We raised rates on December 30, 2004 in areas where we have seen a higher incidence of loss, particularly with respect to applicants with no proof of prior insurance in certain counties. Overall the rate increase was for 11%.  We continue to increase our producer representation in Florida, and had 1,156 producers as of June 30, 2005, an increase of 14% from the same time a year ago. We continue to cooperate with authorities to combat fraud in South Florida. Their efforts have resulted in numerous arrests and the recent closing of several healthcare facilities suspected of participating in these frauds.

    We continue to experience strong growth in Michigan where our premium volume for the second quarter of 2005 increased 22% compared to the second quarter of 2004.  Although there are new market entrants, we believe our products are priced competitively. Over time, we have built strong producer relationships based on our competitiveness and customer service. Due to recent market entrants and rate filing activity, we believe conditions will become more competitive in the immediate future.

    Texas is becoming a more important market for the Company. Written premium increased 65% in the quarter ended June 30, 2005 compared to the same quarter of the previous year. We introduced a more segmented product there in August of 2004, and have increased our producer representation to 723 producers as of June 30, 2005 from 343 producers a year earlier. As with all states, we are closely monitoring our business in Texas, and we are encouraged by our observations and analysis of trends to date.

Operations

    We continue to stress productivity gains, and staff count has decreased by 5% to 1,263 as of the end of June 2005 compared to 1,326 as of December 31, 2004. We continue to monitor our staffing levels in relation to the volume of work in our claims and policy service divisions.  In addition, we use a number of metrics to track service performance to ensure that service levels are meeting or exceeding our benchmarks.

    We have modified rates 39 times thus far in 2005.  Two such modifications were increases, 27 were revenue neutral and 10 were decreases of which the overall effect was to reduce rates by 0.26%. We plan to actively monitor our rate level and seek rate changes in states where it is warranted. In addition, we believe we can continue to improve our product structure by filing class plan changes that, through segmentation, are designed to attract certain risks that we have observed to produce favorable results relative to the overall market in a given state.

    In the aggregate, we utilized point of sale underwriting on 95.5% of new business applications in the second quarter of 2005.  OneStep is fully implemented in South Carolina for both new business and endorsements.

Additionally, it is fully rolled out for new business in California, and the roll-out of policy endorsement functionality is currently underway.  One Step-Raptor has been implemented in all but 5 of our other states, so that we now have point-of-sale underwriting deployed in 16 states, representing approximately 97% of the business we write.

Reinsurance

    We terminated and commuted our 2002 to 2004 quota share reinsurance agreement (“2002-2004 Quota Share”) on a cut-off basis effective January 1, 2005. This transaction resulted in receipt of $196.6 million on January 21, 2005. These monies have been invested in high-quality fixed income securities.

    The commutation resulted in significant increases/(decreases) in certain balance sheet accounts in 2005, as follows:

Cash	$ 196,648
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(147,683)
Prepaid reinsurance	(106,310)
Ceding commission receivable	(138,197)
Reinsurance payables	(164,824)
Deferred policy acquisition costs	30,609

    The 2002-2004 Quota Share expired on December 31, 2004. As noted above, we commuted and settled all balances between the parties on January 21, 2005, at which time the reinsurers were released from any further liabilities under the agreement. Under this agreement, we ceded 50% of premiums for all policies written in 2004.

    We entered into a new quota share reinsurance agreement effective January 1, 2005 with National Union Fire Insurance Company of Pittsburgh, PA, a subsidiary of American International Group, Inc. (AIG). We are ceding 10% of our business written during 2005 under this agreement. For the six months ended June 30, 2005, the Company ceded $14.5 million of its earned premium under this agreement with a net pre-tax cost, excluding lost investment income, to the Company of 3% of the ceded earned premium.

    In addition, the Company ceded premium to the Michigan Catastrophic Claims Association (“MCCA”), a mandatory facility in that state. Earned premium ceded to the MCCA was $4.5 million for the six months ended June 30, 2005 compared to $2.6 million for the same period of 2004.

Results of Operations
    The table below provides summary information about our operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)		(in thousands, except per share data)

Statement of Operations Data:
Revenue:
Net earned premium	$ 153,536	$ 81,101	$ 316,995	$ 150,710
Net investment income	4,402	2,258	8,035	4,063
Realized (loss) gain on investments, net	(25)	69	(26)	69
Policy service fee revenues	16,512	18,504	34,278	36,354
Other income	678	457	1,426	1,070

Total revenue	175,103	102,389	360,708	192,266

Costs and Expenses:
Losses and loss adjustment expenses incurred	103,553	54,652	211,318	102,218
Commissions and other underwriting expenses	40,796	13,890	81,611	23,387
Other operating and general expenses	8,545	8,350	17,810	15,414
Interest expense	1,034	723	2,002	1,374
Extinguishment of debt	-	-	-	1,613
Stock based compensation expense	593	92	999	671

Total costs and expenses	154,521	77,707	313,740	144,677

Income before income taxes	20,582	24,682	46,968	47,589
Income taxes	7,461	9,009	17,026	17,370

Net Income	$ 13,121	$ 15,673	$ 29,942	$ 30,219

Per Share Data:
Net income per common share - Basic	$ 0.42	$ 0.50	$ 0.96	$ 1.01
Net income per common share - Diluted	$ 0.41	$ 0.48	$ 0.92	$ 0.95

Operating Data:
Gross written premium	$ 157,780	$ 175,238	$ 328,130	$ 380,855
Net written premium	140,442	85,793	397,137	185,564
Gross earned premium	166,228	174,463	335,977	337,709

Ratios:
Loss ratio (a)	60.7%	54.6%	59.9%	54.3%
Expense ratio (b)	28.9%	22.2%	28.2%	20.6%

Combined ratio (c)	89.6%	76.8%	88.1%	74.9%

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

Overview of Operating Results

    Net income for the three months ended June 30, 2005 was $13.1 million compared to $15.7 million for the three months ended June 30, 2004, a decrease of 17%. The decrease in net income in the second quarter of 2005 relative to the same period in 2004 is primarily attributable to decreased volume and a slightly higher loss ratio as compared to the second quarter of 2004.

    Net income for the six months ended June 30, 2005 was $29.9 million compared to $30.2 million for the six months ended June 30, 2004, a decrease of 1%. While there were no unusual income or expense items in the six months ended June 30, 2005, net income for the six months ended June 30, 2004 included charges of $1.6 million after tax related to the refinancing of the Company’s credit facilities and the cost of stock awards to employees in connection with the Company’s initial public offering in February 2004. Exclusive of these charges, net income for the six months ended June 30, 2004 was $31.8 million. The reasons for the decrease in net income for the six months ended June 30, 2005 relative to the same period in 2004 are similar to the reasons cited for the quarter.

Three Months and Six Months Ended June 30, 2005 compared to Three Months and Six Months Ended June 30, 2004

    The following table shows the gross and ceded amounts of written and earned premium for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005		2004
	(in thousands)		(in thousands)

Gross written premium	$ 157,780	$ 175,238	$ 328,130		$ 380,855

Ceded written premium	17,338	89,445	(69,007)		195,291
Effect of reinsurance commutation on ceded written premium	-	-	106,310	*	-
Ceded written premium, excluding effect of reinsurance commutation	17,338	89,445	37,303		195,291

% Ceded, excluding effect of reinsurance commutation	11.0%	51.0%	11.4%		51.3%

Gross Earned Premium	$ 166,228	$ 174,463	$ 335,977		$ 337,709
Ceded Earned Premium	12,692	93,362	18,982		186,999
% Ceded	7.6%	53.5%	5.6%		55.4%

    * Amount represents the unearned premium previously ceded under the 2002-2004 Quota Share, which was returned as a result of the termination and commutation of this agreement.

    Gross Written Premium. Gross written premium decreased to $157.8 million for the three months ended June 30, 2005, or by 10%, compared to $175.2 million for the same period in 2004.  Gross written premium decreased to $328.1 million for the six months ended June 30, 2005, or by 14%, compared to $380.9 million for the same period in 2004. The average number of policies in force decreased by 6% for the three months ended June 30, 2005, compared to the corresponding period of 2004.  The average number of policies in force decreased by 2% for the six months ended June 30, 2005, compared to the corresponding period of 2004.

    In California, our largest market, gross written premium declined to $72.2 million for the three months ended June 30, 2005 compared to $98.8 million for the comparable period of 2004, a decrease of 27%. For the six months ended June 30, 2005, gross written premium declined to $155.8 million, compared to $230.7 million for the comparable period of 2004, a decrease of 33%. Gross written premium decreased primarily due to intensifying competition.

    In Florida, our second largest market, gross written premium decreased by 7% to $22.8 million for the three months ended June 30, 2005 compared to $24.4 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, gross written premium increased to $48.0 million, compared to $47.3 million for the comparable period of 2004, an increase of 1%.

    In Michigan, our third largest market, gross written premium increased by 22% to $20.3 million for the three months ended June 30, 2005 from $16.7 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, gross written premium increased to $42.8 million, compared to $34.2 million for the comparable period of 2004, an increase of 25%.

    Net Written Premium. Net written premium for the three months ended June 30, 2005 was $140.4 million, compared to $85.8 million for the same period in 2004, an increase of 64%. For the six months ended June 30, 2005, net written premium increased to $397.1 million, compared to $185.6 million for the comparable period of 2004, an increase of 114%. The increase for the six months ended June 30, 2005 is due to the termination and commutation of the Company’s 2002-2004 Quota Share, which contributed a one time increase of $106.3 million to net written premium for the first quarter of 2005, and a decrease in the percentage of gross written premium ceded to 10% on business written in 2005 from 50% in 2004, which contributed an additional $154.6 million.

    Net Earned Premium. Net earned premium for the three months ended June 30, 2005 was $153.5 million, compared to $81.1 million for the same period in 2004, representing an increase of 89%.  Net earned premium for the six months ended June 30, 2005 was $317.0 million, compared to $150.7 million for the same period in 2004, representing an increase of 110%. The increase was primarily due to the decrease in the percentage of earned premiums ceded to our reinsurers. For the three months ended June 30, 2005, we ceded 8% of our gross earned premium down from 54% for the comparable period of 2004. Similarly, for the six months ended June 30, 2005, we ceded 6% of our gross earned premium compared to 55% for the same period of 2004.

    Net Investment Income. Net investment income for the three months ended June 30, 2005 was $4.4 million, compared to $2.3 million for the same period in 2004.  Net investment income for the six months ended June 30, 2005 was $8.0 million, compared to $4.1 million for the same period in 2004. This increase is attributable to a larger average invested asset base during the three and six months ended June 30, 2005 as compared to the same period of 2004. The Company’s IPO completed in February 2004 provided $113.4 million of net proceeds, and termination and commutation of the Company’s 2002-2004 quota share treaty resulted in the receipt of $196.6 million in January 2005.

    Policy Service Fee Revenues. Policy service fee revenues for the three months ended June 30, 2005 were $16.5 million, as compared to $18.5 million for the same period in 2004.  Policy service fee revenues for the six months ended June 30, 2005 were $34.3 million, as compared to $36.4 million for the same period in 2004. We have experienced a slight decline in the ratio of service revenue fee related to gross earned premium related to installment fee discounts we grant to policyholders who make their payments via automated electronic funds transfer (EFT). Otherwise, absent changes in the mix of business by state, policy service fee revenues would be expected to change from period to period commensurate with the change in gross earned premium.

Costs and Expenses

    Losses and Loss Adjustment Expenses.  Net loss and loss adjustment expenses incurred for the three months ended June 30, 2005 were $103.6 million, compared to $54.7 million for the same period in 2004.  Net loss and loss adjustment expenses incurred for the six months ended June 30, 2005 were $211.3 million, compared to $102.2 million for the same period in 2004.

    The following table displays the Company’s net incurred loss and loss adjustment expenses (“LAE”) as related to the current accident year (losses and LAE occurring in the current fiscal year) and prior accident years (losses and LAE recognized in the current fiscal year related to accidents which took place in a prior fiscal year).

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)

Current Accident Year Loss and LAE Incurred	$ 103,579	$ 54,374	$ 211,456	$ 100,627
Prior Accident Years Loss and LAE Incurred	(26)	278	(138)	1,591
Total Net Loss and LAE Incurred	$ 103,553	$ 54,652	$ 211,318	$ 102,218

Current Accident Year Loss and LAE Ratio	60.7%	54.3%	60.0%	53.5%
Prior Accident Years Loss and LAE Ratio	0.0%	0.3%	0.0%	0.8%
Total Net Loss and LAE Ratio	60.7%	54.6%	59.9%	54.3%

    Due to the significant increase in our retained premium as a result of the change in the cession percentages under the quota share agreements from 50% in 2004 to 10% in 2005, the gross loss and loss adjustment expense ratio is the predominant factor impacting the net loss and loss adjustment expenses incurred in the period. The gross loss and loss adjustment expense ratio was 61.3% for the three months ended June 30, 2005 compared to 59.7% for the same period in 2004, an increase of 1.6 points. The increasing proportion of written premium coming from states other than California contributed to this increase in the loss and loss adjustment expense ratio.

    Loss development occurs when loss and loss adjustment expense reserves established for prior accident years prove to be redundant or inadequate, and management adjusts those loss and loss adjustment expense reserves to reflect the revised estimate of the ultimate losses and loss adjustment expenses related to such accident years.  Changes to reserves established in prior years are reflected in loss and loss adjustment expenses in the current year.

    Commissions and Other Underwriting Expenses. Commissions and other underwriting expenses for the three months ended June 30, 2005 were $40.8 million compared to $13.9 million for the same period in 2004. Commissions and other underwriting expenses for the six months ended June 30, 2005 were $81.6 million compared to $23.4 million for the same period in 2004. Most of the increase is the result of the large change in ceding percentage under our quota share agreements. In the second quarter of 2005, we ceded approximately 8% of our gross earned premium compared to 54% in the second quarter of 2004.

    The following table provides detail of our commissions and other underwriting expenses before and after the impact of our quota share reinsurance agreements.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)

Gross commissions	$ 24,445	$ 24,647	$ 49,843	$ 49,596
Other underwriting expenses	19,209	16,788	35,845	30,518
Gross expenses	43,654	41,435	85,688	80,114

Ceding commissions	2,858	27,545	4,077	56,727

Commissions and other underwriting expenses	$ 40,796	$ 13,890	$ 81,611	$ 23,387

Gross expense ratio	28.5%	25.7%	27.8%	25.5%
Net expense ratio	28.9%	22.2%	28.2%	20.6%

    Additionally, the Company’s other underwriting expenses grew by $2.4 million for the second quarter of 2005 compared to the second quarter of 2004. Most of this increase emanates from net amortization of underwriting costs in the second quarter of 2005 as a result of the Company’s gross earned premium exceeding its gross written premium for the quarter.

    Other Operating and General Expenses. Other operating and general expenses for the quarter ended June 30, 2005 were $8.5 million compared to $8.4 million for the same period in 2004, an increase of $0.1 million.  During the quarter, we incurred $935,000 of expenses before taxes related to regulatory inquiries concerning our reinsurance agreements; otherwise, our other operating and general expenses would have declined slightly in the quarter. Other operating and general expenses for the six months ended June 30, 2005 were $17.8 million compared to $15.4 million for the same period in 2004, an increase of $2.4 million. The six months’ expenses were similarly affected by the expenses related to responding to the subpoenas. We estimate that expenses related to being public added $2.3 million in the last six month period compared to $1.6 million in the same period of the prior year. Additionally, depreciation expense, principally related to enterprise software, was higher than in the first half of last year by $1.1 million.

    Interest Expense.  Interest expense for the three months ended June 30, 2005 was $1.0 million, compared to $0.7 million for the same period in 2004.  Interest expense for the six months ended June 30, 2005 was $2.0 million, compared to $1.4 million for the same period in 2004. The aggregate weighted average interest rate was 4.8% during the three months ended June 30, 2005 compared to 3.0% during the three months ended June 30, 2004 and 4.6% during the six months ended June 30, 2005 compared to 3.0% during the same period in 2004. As of June 30, 2005, the Company had $71.9 million of outstanding debt as compared to $74.5 million at June 30, 2004.

    Ratios. Our combined ratio was 89.6% for the three months ended June 30, 2005, compared to 76.8% for the same period in 2004. Our combined ratio was 88.1% for the six months ended June 30, 2005, compared to 74.9% for the same period in 2004. Because the Company has significantly reduced its quota share reinsurance cessions, the loss, expense, and combined ratios are not comparable on a net (after reinsurance) basis. Our gross combined ratio was 89.8% for the second quarter of 2005 compared to 85.4% for the second quarter of 2004. The gross loss and loss adjustment expense ratio for the second quarter of 2005 was 61.3% compared to 59.7% in the second quarter of 2004. The acquisition expense ratio was up 2.4 points: as noted above, the increase is driven by net amortization of deferred acquisition costs because earned premium exceeded written premium for the quarter and six months. The operating and general expense ratio was up by less than a half point, driven by higher legal and depreciation costs.

    Income Taxes.  Income taxes for the three months and six months ended June 30, 2005 were $7.5 million and $17.0 million, respectively, representing an effective tax rate of approximately 36.25%. The effective rate is comprised of 32.9% for federal income taxes and 3.35% for state income taxes. Income taxes for the three months and six months ended June 30, 2004 were $9.0 million and $17.4 million, respectively, representing an effective tax rate of approximately 36.5%. The effective rate was comprised of 34.0% for federal income taxes and 2.5% for state income taxes.

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

    In February 2004, we completed a refinancing of our secured credit facility. This bank agreement (the “Bank Agreement”) consists of: (1) a $50.0 million Secured Revolving Credit Facility, which includes up to $15.0 million of letters of credit, (2) a $35.0 million Term A Loan and (3) a $40.0 million Term B Loan. The Company’s interest rate on borrowings under the Bank Agreement is LIBOR plus a margin ranging from 1.0% to 2.25%, which is determined based on our consolidated total debt to consolidated total capitalization ratio. The Company also pays certain commitment fees. The Bank Agreement is secured by a pledge of stock of certain of our subsidiaries. The Bank Agreement requires compliance with certain financial loan covenants relating to leverage and debt service coverage. As of, and for the twelve-month period ended June 30, 2005, the Company was in compliance with all such covenants.

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

    On March 14, 2005, our Board of Directors authorized the repurchase of up to $30 million of the Company's outstanding common stock. Under this program, share purchases may be made from time to time in the open market depending on share price, market conditions and other factors. Bear, Stearns & Co. Inc. is administering the stock repurchase program for the Company. As of June 30, 2005, the Company had repurchased 982,600 shares of its common stock at a cost of $16.2 million. The Company intends to continue making purchases of its common shares from time to time as permitted by applicable securities laws.

    On May 9, 2005, the Board of Directors declared a dividend of $0.07 per common share resulting in a total payout of $2.2 million on June 9, 2005 to shareholders of record on May 26, 2005.

    On August 4, 2005, the Board of Directors declared a dividend of $0.07 per common share that will result in a total payout of approximately $2.1 million from available cash at Bristol West Holdings, Inc. The dividend will be paid on or before September 1, 2005 to shareholders of record on August 18, 2005.

    Net cash provided by operating activities was $224.5 million for the six months ended June 30, 2005, compared to $16.1 million for the same period in 2004.  Most of the increase from prior year was provided by the termination and commutation of the 2002-2004 Quota Share, which resulted in a cash settlement from the Company’s reinsurers on January 21, 2005 in the amount of $196.6 million.

    Net cash used in investment activities amounted to $153.5 million and $118.9 million for the six months ended June 30, 2005 and 2004, respectively, and was primarily used to purchase high-quality fixed income securities.  The funds for the investment purchases in the current year were provided principally by the commutation proceeds from the Company’s 2002-2004 Quota Share. The funds for the investment purchases in the prior year were provided principally by the Company’s IPO.

    Net cash used in financing activities was $21.2 million for the six months ended June 30, 2005 compared to net cash provided by financing activities of $124.9 million for the same period in 2004.  For the six months ended June 30, 2005, cash used in financing activities related primarily to the repurchase of 982,600 shares of the Company’s common stock at a cost of $16.2 million, as well as the payment of stockholder dividends of $3.8 million. For the same period of 2004, cash of $113.4 million was provided from the Company’s IPO as discussed above.

Investments

    We had total cash, cash equivalents and invested assets of $492.9 million as of June 30, 2005. The following table summarizes our cash, cash equivalents and invested assets as of June 30, 2005.

	Cost /	Fair	% of Total
	Amortized Cost	Value	at Fair Value
	(in millions)

Debt securities, available for sale	$ 429.2	$ 429.6	87.2%
Equity securities, available for sale	2.0	2.0	0.4%
Cash and cash equivalents	61.3	61.3	12.4%

Total	$ 492.5	$ 492.9	100.0%

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

    Investment Portfolio.  Our investment portfolio consists primarily of debt securities, all of which are classified as available for sale, and are carried at fair value with unrealized gains and losses reported in our financial statements as a separate component of stockholders’ equity on an after-tax basis. As of June 30, 2005, the fair value of our investment portfolio, including short-term investments, was $492.9 million, which included $0.4 million in pre-tax net unrealized gains.  The weighted average pre-tax equivalent book yield of the fixed maturity portfolio was 4.27% at June 30, 2005.

    Our investment objective is to maximize book income, while maintaining strong credit quality and satisfactory liquidity. Our portfolio at June 30, 2005 had an average Standard & Poor’s rating of “AA+”.

    The following table presents the composition of our investment portfolio by type of investment as of June 30, 2005 (in millions):

Cash and cash equivalents	$ 61.3	12.4%
U.S. Government securities	4.3	0.9%
Mortgage backed bonds	52.0	10.5%
Tax-exempt bonds	195.4	39.7%
Collateralized mortgage obligations	20.8	4.2%
Corporate and other	156.7	31.8%
Preferred stocks	2.0	0.4%
Net unrealized gains on fixed maturities	0.4	0.1%

Total investments at market value	$ 492.9	100.0%

    Tax-exempt bonds represented 39.7% of the portfolio as of June 30, 2005. Given the Company’s federal income tax position, we intend to continue to commit additional monies to tax-exempt bonds as long as the after-tax return is favorable.

    The following table presents the composition, by type of security, including the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities available for sale in our investment portfolio as of June 30, 2005.

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
	(in millions)

U.S. Government securities	$ 4.3	$ -	$ -	$ 4.3
Mortgage backed bonds	52.0	0.1	0.5	51.6
Tax-exempt bonds	195.4	1.9	0.5	196.8
Collateralized mortgage obligations	20.8	0.1	0.1	20.8
Corporate and other	156.7	0.7	1.3	156.1

Total fixed maturities	429.2	2.8	2.4	429.6

Preferred stock	2.0	-	-	2.0

Total	$ 431.2	$ 2.8	$ 2.4	$ 431.6

    The quality distribution of our fixed maturity portfolio as of June 30, 2005 was as follows:

	NAIC	Amortized	Fair	% of Total
	Rating	Cost	Value	at Fair Value
		(in millions)
Standard & Poor's Rating
AAA	1	$ 293.0	$ 293.0	68.2%
AA	1	75.9	75.9	17.7%
A	1	52.5	52.8	12.3%
BBB	2	3.5	3.6	0.8%
U.S. Treasuries agencies	1	4.3	4.3	1.0%

Total fixed maturity investments		$ 429.2	$ 429.6	100.0%

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

    As of June 30, 2005, investments carried at a fair value of $12.1 million and approximately $0.3 million of cash were on deposit with state insurance regulatory authorities.

Forward-Looking Statements

    This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties including, without limitation, the factors set forth below and under the caption “Risk Factors” in the prospectus filed with the United States Securities and Exchange Commission on February 11, 2004, pursuant to

Rule 424(b)(4) under the Securities Act of 1933, as amended, in connection with the Company’s Registration Statement on Form S-1 (File No. 333-111259). Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,”“expects,”“anticipates,”“intends,”“estimates” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Interest Rate Risk

    Investments. Our investment portfolio consists primarily of debt securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities portfolio is interest rate risk, which we strive to limit by managing duration to a defined range of three to four years and laddering or utilizing an even distribution in the maturities of the securities we purchase to achieve our duration target. Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities held in our portfolio. The fair value of our fixed maturity portfolio is impacted directly by changes in market interest rates. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield and liquidity tailored to the anticipated cash outflow characteristics of our liabilities. The effective duration of the portfolio as of June 30, 2005 was 3.23 years. Should market interest rates increase 1.0%, our fixed income portfolio would be expected to decline in market value by approximately $15.7 million, or 3.3%. Conversely, a 1.0% decline in interest rates would result in approximately $15.6 million, or 3.2%, appreciation in the market value of our fixed income portfolio. These market value changes are a result of the effective duration of the portfolio, as well as the slightly negative convexity of the portfolio.

    Credit Facility. Our exposure to market risk for changes in interest rates also relates to the interest expense of variable rate debt under a bank credit agreement that we entered into on February 18, 2004. The credit agreement is a floating rate borrowing facility and the interest rate we pay increases or decreases with the changes in interest rates, specifically LIBOR. Based on our borrowings under the floating rate credit agreement at June 30, 2005, a 10% increase in market interest rates would increase our annual net interest expense by approximately $247,000.

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

    There have not been any changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

    As previously reported, the Company has received subpoenas from the Florida Office of Insurance Regulation and the Securities & Exchange Commission (the “SEC”) and a grand jury subpoena from the United States Attorney for the Southern District of New York (the “USAO”) seeking information relating to the Company’s finite reinsurance agreements. The SEC and the USAO continue to request additional documents and information from the Company, including interviews of various individuals. The Company is cooperating with the Florida Office of Insurance Regulation, the SEC and the USAO.

    Other than the current quota share agreement, which incepted January 1, 2005, all of the material reinsurance agreements to which the Company has been a party have been terminated and settled, and the reinsurers have been released from all future liabilities under the agreements. Inasmuch as the governmental investigations are ongoing and the various regulatory authorities could reach conclusions different from the Company’s concerning the treatment of these transactions in the Company’s financial statements, it would be premature to reach any conclusions as to the likely outcome of these matters and their potential impact upon the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    On March 14, 2005, the Company’s Board of Directors authorized the repurchase of up to $30 million of the Company’s outstanding common stock. Under this program, share purchases may be made from time to time in the open market depending on share price, market conditions, and other factors. During the three months ended June 30, 2005, the Company repurchased 548,500 shares of its common stock at a cost of $9.4 million, summarized as follows:

Repurchase of Equity Securities

			Total Number of	Maximum Dollar Value
	Total Number	Average	Shares Purchased as	of Shares that May Yet
	of Shares	Price Paid	Part of Publicly Announced	Be Purchased Under
Period	Purchased	per Share	Plans or Programs	the Plans or Programs

April 1, 2005 to April 30, 2005	-	$ -	-	$ 23,222,297
May 1, 2005 to May 31, 2005	285,700	16.44	285,700	18,526,314
June 1, 2005 to June 30, 2005	262,800	17.82	262,800	13,843,003
Total	548,500	$ 17.10	548,500	$ 13,843,003

Item 3.           Defaults Upon Senior Securities

    None

Item 4.           Submission of Matters to a Vote of Security Holders

    Voting results of matters submitted to a vote of Security Holders at our Annual Meeting of Stockholders held on May 12, 2005 were as follows:

    Item No. 1 - Election of Directors (until next Annual Meeting):

Name	Votes For	Votes Withheld

R. Cary Blair	30,259,652	13,505
Richard T. Delaney	30,259,662	13,495
James R. Fisher	30,156,667	116,490
Todd A. Fisher	21,530,766	8,742,391
Perry Golkin	21,493,166	8,779,991
Inder-Jeet S. Gujral	29,922,452	350,705
Mary R. Hennessy	30,259,952	13,205
Eileen Hilton	30,259,652	13,505
James N. Meehan	30,259,952	13,205
Scott C. Nuttall	21,493,166	8,779,991
Arthur J. Rothkopf	30,219,692	53,465

    Item No. 2 - Ratification of the appointment of Deloitte & Touche LLP as our Independent Auditor:

Votes For	Against	Abstained

30,238,283	29,333	5,541

Item 5.           Other Information

    None

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

BRISTOL WEST HOLDINGS, INC. (Registrant)

August 12, 2005	By:	/s/ JAMES R. FISHER
Date		(Signature)

	Name:	James R. Fisher
	Title:	Chairman, Chief Executive Officer (Principal Executive Officer)

August 12, 2005	By:	/s/ CRAIG E. EISENACHER
Date		(Signature)

	Name:	Craig E. Eisenacher
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

Date: August 12, 2005

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

Date: August 12, 2005

/s/ CRAIG E. EISENACHER
Craig E. Eisenacher
Senior Vice President and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bristol West Holdings, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, James R. Fisher and Craig E. Eisenacher, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1)          The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)          The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 12, 2005

/s/ JAMES R. FISHER	/s/ CRAIG E. EISENACHER
James R. Fisher	Craig E. Eisenacher
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer