Form 10-Q
period 2005-09-30
BRISTOL WEST HOLDINGS INC
filed 2005-11-14
CIK 1272957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005
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

Yes ☐   No ☒

At November 3, 2005, the Registrant had issued and outstanding an aggregate of 30,275,599 shares of its Common Stock.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
	(in thousands, except share data)
Assets:
Investments:
Fixed maturities available-for-sale (amortized cost $451,782 and $280,578 at
September 30, 2005 and December 31, 2004, respectively)	$ 447,898	$ 281,568
Equity securities (cost $2,000 at September 30, 2005 and December 31, 2004)	2,000	2,000
Total investments	449,898	283,568
Cash and cash equivalents	39,879	11,508
Accrued investment income	4,730	2,958
Premiums and other receivables (net of allowance for doubtful accounts of $9,097
and $15,845 at September 30, 2005 and December 31, 2004, respectively)	166,798	180,289
Reinsurance recoverables on paid and unpaid losses & loss adjustment expenses	24,994	155,326
Prepaid reinsurance	22,013	108,601
Ceding commission receivable	7,977	138,092
Deferred policy acquisition costs	49,409	31,028
Property, software and equipment - net	18,972	18,017
Goodwill	101,611	101,611
Other assets	8,364	9,922
Total assets	$ 894,645	$ 1,040,920
Liabilities and Stockholders' Equity:
Liabilities:
Policy liabilities:
Reserve for losses and loss adjustment expenses	$ 221,518	$ 222,326
Drafts outstanding	-	1,239
Unearned premiums	196,323	214,431
Total policy liabilities	417,841	437,996
Reinsurance payables	30,207	166,513
Accounts payable and other liabilities	39,489	31,421
Deferred income taxes	7,744	9,279
Long-term debt, including current portion	70,900	73,388
Total liabilities	566,181	718,597
Commitments and contingent liabilities (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value (15,000,000 shares authorized; 0 shares
outstanding at September 30, 2005 and December 31, 2004)	-	-
Common stock, $0.01 par value (200,000,000 shares authorized; 32,791,099 and
32,554,437 shares issued at September 30, 2005 and December 31, 2004, respectively)	327	325
Additional paid-in capital	234,973	231,281
Retained earnings	135,020	97,885
Deferred compensation on restricted stock	(6,285)	(4,723)
Treasury stock at cost (2,495,095 and 683,036 shares held at September 30, 2005
and December 31, 2004, respectively)	(33,022)	(2,965)
Stock subscription receivable	(68)	(120)
Accumulated other comprehensive (loss) income	(2,481)	640
Total stockholders' equity	328,464	322,323
Total liabilities and stockholders' equity	$ 894,645	$ 1,040,920

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Revenues:
Net earned premium	$ 142,571	$ 86,539	$ 459,566	$ 237,249
Net investment income	4,435	2,397	12,470	6,460
Realized (loss) gain on investments, net	9	(51)	(17)	18
Policy service fee revenue	14,877	18,673	49,155	55,027
Other income	684	636	2,110	1,706

Total revenues	162,576	108,194	523,284	300,460

Costs and Expenses:
Losses and loss adjustment expenses incurred	93,410	58,391	304,728	160,609
Commissions and other underwriting expenses	37,236	15,955	118,847	39,342
Other operating and general expenses	9,750	8,574	27,560	23,988
Interest expense	1,069	749	3,071	2,123
Extinguishment of debt	-	-	-	1,613
Stock based compensation expense	587	284	1,586	955

Total costs and expenses	142,052	83,953	455,792	228,630

Income before income taxes	20,524	24,241	67,492	71,830

Income taxes	7,440	8,848	24,466	26,218

Net Income	$ 13,084	$ 15,393	$ 43,026	$ 45,612

Net income per common share - basic	$ 0.43	$ 0.49	$ 1.39	$ 1.50
Net income per common share - diluted	$ 0.41	$ 0.47	$ 1.33	$ 1.42

Dividends declared per common share	$ 0.07	$ 0.05	$ 0.19	$ 0.10

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(in thousands, except share data)
STOCKHOLDERS' EQUITY:

Common Stock
Balance, beginning of period	$ 325	$ 245
Issuance of common stock in initial public offering (6,250,000 shares--2004)	-	63
Exercise of options and warrants, including tax benefit (40,059 shares--2005, 1,376,316 shares--2004)	-	13
Shares issued for services (13,066 shares--2005, 33,046 shares--2004)	-	-
Issuance of restricted common stock (183,413 shares--2005, 296,035 shares--2004)	2	3
Shares issued in payment of dividend (123 shares--2005)	-	-
Balance, end of period	327	324

Additional Paid-In Capital
Balance, beginning of period	231,281	97,810
Issuance of common stock in initial public offering (6,250,000 shares--2004)	-	113,344
Exercise of options and warrants, including tax benefit (40,059 shares--2005, 1,376,316 shares--2004)	348	12,998
Shares issued for services (13,066 shares--2005, 33,046 shares--2004)	252	589
Issuance of restricted common stock (183,413 shares--2005, 296,035 shares--2004)	3,090	5,444
Shares issued in payment of dividend (123 shares--2005)	2	-
Balance, end of period	234,973	230,185

Retained Earnings
Balance, beginning of period	97,885	41,504
Net income	43,026	45,612
Dividend to common shareholders ($0.19 per share--2005, $0.10 per share--2004)	(5,891)	(3,166)
Balance, end of period	135,020	83,950

Deferred Compensation on Restricted Stock
Balance, beginning of period	(4,723)	-
Issuance of restricted common stock (183,413 shares--2005, 296,035 shares--2004)	(3,092)	(5,447)
Amortization of deferred compensation on restricted stock	1,473	420
Restricted stock forfeited (3,336 shares--2005, 18,098 shares--2004)	57	333
Balance, end of period	(6,285)	(4,694)

Treasury Stock
Balance, beginning of period	(2,965)	(2,563)
Acquisition of treasury stock (1,808,723 shares--2005, 2,608 shares--2004)	(30,000)	(69)
Restricted stock forfeited (3,336 shares--2005, 18,098 shares--2004)	(57)	(333)
Balance, end of period	(33,022)	(2,965)

Stock Subscription Receivable
Balance, beginning of period	(120)	(393)
Payment of stock subscriptions receivable	52	239
Balance, end of period	(68)	(154)

Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	640	2,132
Unrealized holdings losses arising during the period	(2,977)	(929)
Reclassification adjustment	(144)	(215)
Net unrealized losses on securities	(3,121)	(1,144)
Balance, end of period	(2,481)	988

Total Stockholders' Equity	$ 328,464	$ 307,634

COMPREHENSIVE INCOME:

Net income	$ 43,026	$ 45,612
Net unrealized losses on securities	(3,121)	(1,144)
Comprehensive Income	$ 39,905	$ 44,468

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 43,026	$ 45,612
Adjustments to reconcile net income to net cash provided by
operating activities:
Accretion of fixed maturity investments	3,086	1,474
Depreciation and amortization	5,038	3,730
Realized investment losses (gains)	17	(18)
Deferred federal income taxes	220	844
Stock based compensation	1,586	955
Extinguishment of debt	-	1,613
Changes in assets and liabilities:
Premiums and other receivables	13,491	(79,808)
Reinsurance receivables	260,447	(40,343)
Prepaid reinsurance	86,588	(28,747)
Deferred policy acquisition costs	(18,381)	(10,881)
Reserve for losses and loss adjustment expenses	(808)	12,663
Unearned premiums	(18,108)	86,826
Drafts outstanding	(1,239)	(303)
Reinsurance payables	(136,306)	23,725
Other assets and liabilities	2,682	22,222
Tax benefit on exercise of stock options	184	-
Net cash provided by operating activities	241,523	39,564
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed maturity investments - available-for-sale	(180,096)	(157,682)
Sales and maturities of fixed maturity investments - available-for-sale	10,785	32,353
Purchases of equity securities	-	(400)
Sales of equity securities	-	10
Acquisition of property, software and equipment	(5,680)	(7,044)
Net cash used in investing activities	(174,991)	(132,763)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering of stock	-	113,407
Proceeds from exercise of stock options	164	13,011
Acquisition of treasury stock	(30,000)	(69)
Principal repayment at time of debt extinguishment	-	(71,500)
Principal payments on long-term debt	(2,488)	(1,075)
Proceeds from acquisition of long-term bank debt	-	75,000
Payment of fees and expenses related to acquisition of long-term debt	-	(2,325)
Payment of dividends to stockholders	(5,889)	(3,138)
Other	52	188
Net cash (used in) provided by financing activities	(38,161)	123,499

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,371	30,300
Cash and cash equivalents, January 1	11,508	9,256
Cash and cash equivalents, September 30	$ 39,879	$ 39,556

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except per share data)

1. Nature of Operations

    Bristol West Holdings, Inc. (the “Company”) is a holding company engaged in the distribution and underwriting of private passenger automobile insurance through its subsidiaries. The Company conducts its business as a single segment, given that the product, the regulatory framework, the type of customer and the method of distribution vary little from state to state. As of September 30, 2005, the Company was licensed in 37 states and the District of Columbia, and was active in 21 of those states. The Company consists of a holding company, four property and liability insurance companies (Bristol West Casualty Insurance Company, Bristol West Insurance Company, Security National Insurance Company and Coast National Insurance Company), agencies and claims servicing companies.

 2. Basis of Presentation

    The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

    On February 12, 2004, the Company declared a 130.38-for-one split of its outstanding common stock (see Note 4). All references to number of shares, per share amounts and stock option data have been restated to reflect the stock split. There are 200,000,000 authorized shares of common stock, par value $0.01 per share, and 15,000,000 authorized shares of preferred stock, par value $0.01 per share.

 3. Debt

    On February 18, 2004, the Company completed a refinancing of its secured credit facility. This bank agreement (“Bank Agreement”) consists of: (1) a $50,000 Secured Revolving Credit Facility, which includes up to $15,000 of letters of credit and matures in 2009, (2) a $35,000 Term A Loan, which matures in 2010 and (3) a $40,000 Term B Loan, which matures in 2011. The Company’s interest rate on borrowings under the Bank Agreement is London Interbank Offered Rate (LIBOR) plus a margin (1% to 2.25%), which is determined based on the Company’s consolidated total debt to consolidated total capitalization ratio as defined in the Bank Agreement. The Company also pays certain commitment fees. The Bank Agreement is secured by a pledge of stock of certain of the Company’s subsidiaries. The refinancing replaced the Company’s debt coming due in 2005 through 2007. In connection with the refinancing, the Company recorded a charge of $1,613 during the nine months ended September 30, 2004 related primarily to the write-off of deferred financing fees. The amount of debt outstanding at September 30, 2005 and December 31, 2004 was $70,900 and $73,388, respectively.  The Company had no borrowings on the revolving credit line at September 30, 2005 and December 31, 2004.

    The Bank Agreement requires compliance with certain financial loan covenants relating to leverage and debt service coverage. As of, and for the twelve-month period ended September 30, 2005, the Company was in compliance with all such covenants.

4. Initial Public Offering

    On February 12, 2004, an initial public offering of 17,250,000 shares of the Company’s common stock (after effect of a 130.38-for-one stock split (see Note 2)) was completed. The Company sold 6,250,000 shares resulting in net proceeds to the Company (after deducting issuance costs) of $113,405.  The Company contributed $110,000 of

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except per share data)

the proceeds to its insurance subsidiaries, which increased their statutory surplus.  The additional capital has permitted the Company to reduce its reinsurance purchases and to retain more gross premiums written over time. The Company used the remaining $3,405 for general corporate purposes.

5. Net Income per Share

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income applicable to common stockholders	$ 13,084	$ 15,393	$ 43,026	$ 45,612

Weighted average common shares - basic	30,314,772	31,453,539	30,930,716	30,389,882
Effect of dilutive securities:
Options	1,141,633	1,207,284	1,153,642	1,426,217
Restricted stock	112,580	7,603	75,747	6,298
Warrants	214,995	214,032	214,960	247,372
Weighted average common shares - dilutive	31,783,980	32,882,458	32,375,065	32,069,769

Basic Earnings Per Share	$ 0.43	$ 0.49	$ 1.39	$ 1.50

Diluted Earnings Per Share	$ 0.41	$ 0.47	$ 1.33	$ 1.42

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

    The following table illustrates the effect on net income and net income per share if the Company had applied SFAS No. 123 to stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income, as reported	$ 13,084	$ 15,393	$ 43,026	$ 45,612
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(30)	(67)	(180)	(194)

Pro forma net income	$ 13,054	$ 15,326	$ 42,846	$ 45,418

Net income per share

Basic—As reported	$ 0.43	$ 0.49	$ 1.39	$ 1.50
Basic—Pro forma	$ 0.43	$ 0.49	$ 1.39	$ 1.49

Diluted—As reported	$ 0.41	$ 0.47	$ 1.33	$ 1.42
Diluted—Pro forma	$ 0.41	$ 0.47	$ 1.32	$ 1.42

    In December 2004, the FASB issued SFAS No. 123, Share-Based Payments (revised 2004), (“SFAS No. 123R”). This statement eliminates the option to apply the intrinsic value measurement provisions of APB No. 25 to

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (in thousands, except per share data)

stock compensation awards issued to employees. Rather, SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for employee stock purchase plan awards. SFAS No. 123R will be effective for the Company’s fiscal quarter beginning January 1, 2006. Based on the stock options granted since the Company’s initial public offering and the number of such stock options outstanding as of September 30, 2005, the effect of the adoption of SFAS No. 123R would be additional expense of $10 after taxes in 2006.

7. Commitments and Contingencies

    As previously reported, the Company received subpoenas from the Florida Office of Insurance Regulation and the Securities & Exchange Commission (the “SEC”) and a grand jury subpoena from the United States Attorney for the Southern District of New York (the “USAO”) seeking information relating to the Company’s finite reinsurance agreements. The SEC and the USAO continue to request additional documents and information from the Company, including interviews of various individuals. The Company is cooperating with the Florida Office of Insurance Regulation, the SEC and the USAO.

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

    The Company is named as a defendant in a number of class action and individual lawsuits, the outcomes of which are uncertain at this time.  These cases include plaintiffs who are seeking restitution, damages and other remedies as a result of the Company’s alleged failure to timely return unearned premium, the Company’s use of allegedly improper rates and discounts and other cases challenging various aspects of the Company’s claims and marketing practices and business operations.  The Company plans to contest all of the outstanding suits vigorously. Based upon currently available information, the Company believes that its reserves for these lawsuits are reasonable.  However, if any one or more of these lawsuits results in a judgment against or settlement by the Company in an amount that is significantly in excess of the reserve established for such lawsuit (if any), the resulting liability could have a material adverse impact on the Company’s financial condition, cash flows and results of operations.

    For a further discussion on the Company’s pending litigation, see Item 3 - Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

8.  Subsequent Event

    The Company has reached agreement with National Union to terminate and commute the current quota share reinsurance agreement on a cut-off basis effective January 1, 2006. The termination and commutation will result in National Union being released as of January 1, 2006 from any future liability on the contract in return for National Union paying to the Company by January 31, 2006 all balances due the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of the results of operations for the three and nine months ended September 30, 2005 and September 30, 2004, respectively, provides commentary relating to, and should be read in conjunction with, the consolidated financial statements included elsewhere in this document.

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

    We provide systems and processes to help our producers improve customer retention, such as our online point-of-sale application systems, OneStep™ and OneStep-Raptor™, electronic funds transfer bill plans, check by phone and BWProducers.com, which web enables a producer’s customer management.  We continue to target profitable areas within the states in which we operate, and we continually add new producers to increase new business production.

Operating Results - Key States

    Market conditions have become increasingly competitive in recent quarters.  We are observing very few rate filings where companies are raising rates. Rather, we are seeing companies with which we compete file rate decreases.  In addition, most notably in California, companies with which we compete have relaxed underwriting standards which has the effect of lowering the rate they charge the customer in an effort to attract more business. Many companies with which we compete are offering incentives, such as contingent commissions, to agents and brokers to produce business, and spending significantly on consumer advertising, neither of which the Company does.

    We monitor the rate and underwriting activity of the other market participants in each state in which we do business.  During the third quarter of 2005, we observed 70 rate revisions by companies we monitor.  Eight of these filed changes were rate increases, 50 were rate reductions, 1 was neutral and 11 were introductions of new products, usually at lower prevailing rates.

    Overall, our direct written premium was 33% lower in the third quarter of 2005 than in the third quarter of 2004. Our reported gross written premium is adjusted for expected policy cancellations; the change in the adjustment added $3.9 million to the reported gross written premium for the third quarter of 2005 compared to $46.8 million for the third quarter of 2004. The purpose of the provision is to adjust the balance of installment premiums due from policyholders to the amount the Company expects to ultimately collect. Likewise, the Company’s liability for unearned premiums related to installment premiums is reduced to reflect expected policy cancellations related to expected non-payments. Changes in the provision are generally driven by observed changes in the cancellation rate of in force policies for non-payment of installments when due. We believe the principal reason for the improved payment experience is a reduction in new business being written. A greater proportion of our business is renewal business and renewal business has better payment performance than does new business. In addition, our stepped up retention efforts are positively affecting both the persistency of our business and our collection of past due balances.

    Our written premium in California was 29% lower in the third quarter of 2005 than in the third quarter of 2004. In addition, written premium in Florida was 29% lower in the third quarter of 2005 compared to the third quarter of 2004 (in which the Company experienced strong premium growth). Our written premium for the remaining states in which we operate increased in the aggregate by 6% in the third quarter of 2005 compared to the respective period of 2004. The table below shows our direct written premium by state for the three and nine months ended September 30, 2005 compared to the corresponding periods of 2004.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
State	2005	2004	Change	2005	2004	Change
	(in millions)			(in millions)

California	$ 64.1	$ 90.1	-28.9%	$ 219.9	$ 320.9	-31.5%
Florida	21.9	30.9	-29.1%	69.9	78.2	-10.6%
Michigan	21.1	18.7	12.8%	63.9	52.9	20.8%
Texas	5.7	4.7	21.3%	17.5	11.2	56.3%
South Carolina	5.3	5.0	6.0%	15.3	13.2	15.9%
Pennsylvania	4.6	3.7	24.3%	12.1	11.9	1.7%
New Hampshire	3.8	3.0	26.7%	11.8	9.5	24.2%
Maine	3.7	3.5	5.7%	10.8	10.1	6.9%
Virginia	2.2	2.7	-18.5%	6.9	9.1	-24.2%
Georgia	1.9	2.6	-26.9%	6.9	8.6	-19.8%
All Other (includes 11 states)	9.9	10.8	-8.3%	29.1	30.7	-5.2%
Total	$ 144.2	$ 175.7	-17.9%	$ 464.1	$ 556.3	-16.6%

Change in expected policy cancellation provision	3.9	46.8	n/m	12.2	47.1	n/m

Total, net of change in expected policy cancellation provision	$ 148.1	$ 222.5	-33.4%	$ 476.3	$ 603.4	-21.1%

    The average number of policies in force is a significant driver of our gross earned premium. For the three and nine months ended September 30, 2005, the average number of policies in force decreased 13% and 6%, respectively, compared to the corresponding period of 2004, while our gross earned premium decreased 11% and 4%, respectively, over the same period. At September 30, 2005, we had 430,000 policies in force compared to 481,000 at December 31, 2004 and 503,000 at September 30, 2004, decreases of 11% and 15%, respectively. The table below shows our average number of policies in force and gross earned premium for the three and nine months ended September 30, 2005 compared to the corresponding periods of 2004.

	Three months ended September 30,		%	Nine months ended September 30,		%
	2005	2004	Change	2005	2004	Change
	(in thousands)			(in thousands)

Average number of policies in force	435.4	500.9	-13.1%	456.7	485.9	-6.0%

Gross earned premium	$ 158,388	$ 178,813	-11.4%	$ 494,365	$ 516,522	-4.3%

    One important aspect of our growth strategy is to increase the number of producers with which we do business. We attempt to target producers in geographic areas where we are under-represented and where we believe we can write profitable business.  During the third quarter of 2005, we increased our total number of producers to approximately 7,300 and our total number of producer locations to approximately 9,800. This compares to 6,300 producers and 8,300 producer locations as of December 31, 2004.

    Over time, it is our goal to increase our geographic diversification. California continues to be our largest state, representing 44% of our third quarter 2005 premium volume. California, Florida and Michigan, our three largest states, collectively accounted for 74% of our volume for the third quarter of 2005. Quarter-to-quarter changes in written premium, as enumerated above, vary significantly by state and are influenced by a variety of factors, including competitive conditions and regulatory environments within those states, our strategies with respect to product pricing and changes in the number and location of producers.

    Our written premium in California for the third quarter of 2005 was 29% below the comparable period of 2004. The market dynamics are little changed from last quarter. Our competitors’ rates, as filed, remain stable; however, some have relaxed underwriting standards by not verifying miles driven, driving experience, or other underwriting information, all of which significantly affect policy premiums.  This practice has resulted in lower policy premiums for some drivers, making it more difficult for companies not engaging in such practices to attract new customers or retain those that seek alternate quotes at renewal.  We have not relaxed our underwriting standards and do not intend to do so in the future.

    New business application volume in California for the third quarter of 2005 decreased by 50% compared to the third quarter of 2004. We have increased the number of producers in California to 1,051 at September 30, 2005 compared to 870 at September 30, 2004 and 917 at December 31, 2004, increases of 21% and 15%, respectively.  Producer locations in California have increased to 1,828 as of September 30, 2005 from 1,550 as of September 30, 2004 and 1,602 as of December 31, 2004.

    In Florida, our second largest state, gross written premium for the third quarter of 2005 decreased 29% compared to the third quarter of 2004. Overall, the market in Florida is competitive, yet rational. We raised rates on December 30, 2004 by 11% in the aggregate. The increase was focused in areas where we have seen a higher incidence of loss, particularly with respect to applicants with no proof of prior insurance in certain counties. We saw 6 rate increases filed by competitors in Florida during the third quarter of 2005 compared to 1 in the second quarter of 2005. We continue to increase our producer representation in Florida and had 1,222 producers as of September 30, 2005, an increase of 16% from the same time a year ago. We continue to cooperate with authorities to combat fraud in South Florida.

    We continue to experience strong growth in Michigan where our premium volume for the third quarter of 2005 increased 13% compared to the third quarter of 2004.  Although there are new market entrants, we believe our products are priced competitively. Over time, we have built strong producer relationships based on our competitiveness and customer service. Due to recent market entrants and rate filing activity, we believe conditions will become more competitive in the near future. The Governor of Michigan recently announced that she would seek to decrease automobile insurance rates by 20% and seek changes in the law to make it easier for claimants to file tort claims. We are closely monitoring this situation.

    Texas is becoming a more important market for the Company. Written premium increased 21% in the quarter ended September 30, 2005 compared to the same quarter of the previous year. We introduced a more segmented product in August of 2004 and have increased our producer representation to 782 producers as of September 30, 2005 from 486 producers a year earlier. As with each state in which we do business, we are closely monitoring and analyzing our business in Texas, and we are satisfied with the trends to date.

Operations

    We continue to monitor our staffing levels in relation to the volume of work in our claims and policy service divisions.  In addition, we use a number of metrics to track service performance to ensure that service levels are meeting or exceeding our benchmarks. We continue to stress productivity as staff count has decreased by 9% to 1,203 as of the end of September 2005 compared to 1,326 as of December 31, 2004. This compares to an 11% decline in policies in force at September 30, 2005 compared to December 31, 2004.

    We have modified rates 51 times thus far in 2005.  Four such modifications were increases, 34 were revenue neutral and 13 were decreases of which the overall effect was to reduce our overall rates by 0.26%. We plan to actively monitor our rate level and seek rate changes in states where warranted. In addition, we believe we can continue to improve our product structure by filing class plan changes that, through segmentation, are designed to attract certain market segments that we have observed to produce favorable results relative to the overall market in a given state.

    In the aggregate, we utilized point of sale underwriting on 97% of new business applications in the third quarter of 2005.  OneStep is fully implemented in South Carolina and California for both new business and endorsements. Additionally, the roll-out of OneStep in Ohio began late in the quarter. OneStep-Raptor has been implemented in all but 4 of our other states, so that we now have point-of-sale underwriting deployed in 17 states, representing approximately 98% of the business we write.

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

    The 2002-2004 Quota Share expired on December 31, 2004. As noted above, we commuted and settled all balances between the parties on January 21, 2005, at which time the reinsurers were released from any further liabilities under the agreement. Under the 2002-2004 Quota Share, we ceded 50% of premiums for all policies written in 2004.

    We entered into a new quota share reinsurance agreement effective January 1, 2005 with National Union Fire Insurance Company of Pittsburgh, PA (“National Union”), a subsidiary of American International Group, Inc. (AIG). We are ceding 10% of our business written during 2005 under this agreement. For the nine months ended September 30, 2005, the Company ceded $28.0 million of its earned premium to National Union with a net pre-tax cost, excluding lost investment income, to the Company of $0.8 million.

    In addition, the Company ceded premium to the Michigan Catastrophic Claims Association (“MCCA”), a mandatory facility in that state. Earned premium ceded to the MCCA was $6.8 million for the nine months ended September 30, 2005 compared to $4.2 million for the same period of 2004.

    The Company has reached agreement with National Union to terminate and commute the current quota share reinsurance agreement on a cut-off basis effective January 1, 2006. The termination and commutation will result in National Union being released as of January 1, 2006 from any future liability on the contract in return for National Union paying to the Company by January 31, 2006 all balances due the Company. We expect to receive approximately $8 million in cash in late January and we will not cede any of our business on a quota share basis in 2006. The margin earned by National Union on this agreement aggregated $0.8 million for the nine months ended September 30, 2005. By terminating the quota share reinsurance agreement effective January 1, 2006, our net income should benefit in 2006 because we will reduce reinsurance costs and earn investment income on the cash we receive.

Results of Operations

    The table below provides summary information about our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)		(in thousands, except per share data)

Statement of Operations Data:
Revenue:
Net earned premium	$ 142,571	$ 86,539	$ 459,566	$ 237,249
Net investment income	4,435	2,397	12,470	6,460
Realized (loss) gain on investments, net	9	(51)	(17)	18
Policy service fee revenue	14,877	18,673	49,155	55,027
Other income	684	636	2,110	1,706

Total revenue	162,576	108,194	523,284	300,460

Costs and Expenses:
Losses and loss adjustment expenses incurred	93,410	58,391	304,728	160,609
Commissions and other underwriting expenses	37,236	15,955	118,847	39,342
Other operating and general expenses	9,750	8,574	27,560	23,988
Interest expense	1,069	749	3,071	2,123
Extinguishment of debt	-	-	-	1,613
Stock based compensation expense	587	284	1,586	955

Total costs and expenses	142,052	83,953	455,792	228,630

Income before income taxes	20,524	24,241	67,492	71,830
Income taxes	7,440	8,848	24,466	26,218

Net Income	$ 13,084	$ 15,393	$ 43,026	$ 45,612

Per Share Data:
Net income per common share - basic	$ 0.43	$ 0.49	$ 1.39	$ 1.50
Net income per common share - diluted	$ 0.41	$ 0.47	$ 1.33	$ 1.42

Operating Data:
Gross written premium	$ 148,127	$ 222,494	$ 476,257	$ 603,349
Net written premium	130,908	109,763	528,045	295,327
Gross earned premium	158,388	178,813	494,365	516,522

Ratios:
Loss ratio	65.5%	67.5%	66.3%	67.7%
Expense ratio	22.0%	6.0%	20.7%	2.8%
Combined ratio	87.5%	73.5%	87.0%	70.5%

Note About Trade Ratios

    In past filings with the Securities and Exchange Commission, the Company has employed trade ratio calculations (loss ratio, expense ratio and combined ratio) that are different from those used by other companies engaged in the private passenger automobile insurance business. The Company has calculated its loss and expense ratios with policy service fee revenue and other income included in the divisor while the more widely used calculation includes policy service fee revenue as a contra-expense in the dividend with the divisor consisting of earned premium only. The Company’s methodology has caused its loss ratio to appear lower and expense ratio to appear higher than would have been the case had it employed the more widely used calculation.

    In each of its filings that contained trade ratio calculations, the Company has described its methodology so that users of the documents would be cognizant of the methodology employed. The Company believes that conforming its calculation to the more widely used methodology will make it easier for investors to compare and contrast its performance with other industry participants.

    Starting with this Quarterly Report on Form 10-Q for the three months ended September 30, 2005, the Company will calculate its trade ratios as follows:

Loss Ratio	=		Losses and loss adjustment expenses incurred
Net earned premium

Expense Ratio	=	(	+ Commissions and other underwriting expenses + Other operating and general expenses - Policy service fee revenue - Other income	)
Net earned premium

Combined Ratio	=		Loss Ratio + Expense Ratio

    The Company has included exhibits in it earnings release for the current quarter based on these revised calculations and will post these exhibits (in spreadsheet format) on its website at www.bristolwest.com/investors. Exhibit I displays the Company’s annual summary financial data from December 31, 2000 through December 31, 2004 with revised calculations of the loss, expense and combined ratios. Exhibit II displays the Company’s quarterly results with the revised ratio calculations from the first quarter of 2004 through the third quarter of the current year. Lastly, Exhibit III shows the Company’s results before and after reinsurance with the ratios provided on the revised basis.

Overview of Operating Results

    Net income for the three months ended September 30, 2005 was $13.1 million compared to $15.4 million for the three months ended September 30, 2004, a decrease of 15%. Net income in the third quarter of 2005 included pre-tax charges related to Hurricanes Katrina and Rita of $300,000, as well as expenses associated with the previously disclosed regulatory inquiries concerning the Company’s reinsurance agreements of $1.3 million. Net income in the third quarter of 2004 included pre-tax charges related to Hurricanes Charley, Frances, Ivan and Jeanne of $1.0 million. Excluding these items, net income for the three months ended September 30, 2005 was $14.1 million compared to $16.0 million for the three months ended September 30, 2004, a decrease of 12%.

    Net income for the nine months ended September 30, 2005 was $43.0 million compared to $45.6 million for the nine months ended September 30, 2004, a decrease of 6%. Net income for the nine months ended September 30, 2005 included pre-tax charges related to Hurricanes Katrina and Rita of $300,000 and expenses associated with responding to the regulatory inquiries of $2.3 million. Net income for the nine months ended September 30, 2004 included pre-tax losses associated with Hurricanes Charley, Frances, Ivan and Jeanne of $1.0 million, pre-tax charges of $1.6 million related to the refinancing of the Company’s credit facilities and $0.9 million of pre-tax costs associated with stock awards to employees in connection with the Company’s initial public offering in February 2004. Exclusive of these charges, net income for the nine months ended September 30, 2005 was $44.7 million compared to $47.8 million for the nine months ended September 30, 2004, a decrease of 6%.

    The following table summarizes the impact of the items discussed above on the Company’s net income for the three and nine months ended September 30, 2005 compared to the corresponding periods of 2004.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)

Refinancing of credit facility, net of related tax effects	-	-	-	1,024
Stock awards to employees, net of related tax effects	-	-	-	543
Hurricane losses, net of related tax effects	191	635	191	635
Costs associated with regulatory inquiries, net of related tax effects	829	-	1,439	-

Total, net of related tax effects	1,020	635	1,630	2,202

Three Months and Nine Months Ended September 30, 2005 compared to Three Months and Nine Months Ended September 30, 2004

    The following table shows the gross and ceded written and earned premium for the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005		2004
	(in thousands)		(in thousands)

Gross written premium	$ 148,127	$ 222,494	$ 476,257		$ 603,349

Ceded written premium	17,219	112,731	(51,788)		308,022
Effect of reinsurance commutation on ceded written premium	-	-	106,310	*	-
Ceded written premium, excluding effect
of reinsurance commutation	17,219	112,731	54,522		308,022

% Ceded, excluding effect of reinsurance commutation	11.6%	50.7%	11.4%		51.1%

Gross earned premium	$ 158,388	$ 178,813	$ 494,365		$ 516,522
Ceded earned premium	15,817	92,274	34,799		279,273
% Ceded	10.0%	51.6%	7.0%		54.1%

    * Amount represents the unearned premium previously ceded under the 2002-2004 Quota Share, which was returned as a result of the termination and commutation of this agreement.

    Gross Written Premium. Gross written premium decreased to $148.1 million for the three months ended September 30, 2005, or by 33%, compared to $222.5 million for the same period in 2004.  Gross written premium decreased to $144.2 million before the provision for expected cancellations for the three months ended September 30, 2005, or by 18%, compared to $175.7 million for the same period of 2004. Gross written premium decreased to $476.3 million for the nine months ended September 30, 2005, or by 21%, compared to $603.3 million for the same period in 2004. Gross written premium decreased to $464.1 million before the effect of expected cancellations for the nine months ended September 30, 2005, or by 17%, compared to $556.3 million for the same period in 2004. The average number of policies in force decreased by 13% for the three months ended September 30, 2005, compared to the corresponding period of 2004.  The average number of policies in force decreased by 6% for the nine months ended September 30, 2005 compared to the corresponding period of 2004.

    Our total reported gross written premium is adjusted for expected policy cancellations (see “Operating Results - Key States”). The adjustment has no impact upon earned premium. In the commentary that follows, the written premium values stated for the individual states do not include any adjustment for expected cancellations.

    In California, our largest state, gross written premium declined to $64.1 million for the three months ended September 30, 2005 compared to $90.1 million for the comparable period of 2004, a decrease of 29%. For the nine months ended September 30, 2005, gross written premium declined to $219.9 million compared to $320.9 million for the comparable period of 2004, a decrease of 31%. Gross written premium decreased primarily due to intensified competition.

    In Florida, our second largest state, gross written premium decreased by 29% to $21.9 million for the three months ended September 30, 2005 compared to $30.9 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, gross written premium decreased to $69.9 million compared to $78.2 million for the comparable period of 2004, a decrease of 11%. We increased our rates in Florida, effective December 31, 2004, which we believe precipitated the reduction in writings.

    In Michigan, our third largest state, gross written premium increased by 13% to $21.1 million for the three months ended September 30, 2005 from $18.7 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, gross written premium increased to $63.9 million compared to $52.9 million for the comparable period of 2004, an increase of 21%. We believe we continue to be broadly competitive in Michigan.

    Net Written Premium. Net written premium for the three months ended September 30, 2005 was $130.9 million compared to $109.8 million for the same period in 2004, an increase of 19%. For the nine months ended September 30, 2005, net written premium increased to $528.0 million compared to $295.3 million for the same period of 2004, an increase of 79%. The increase for the nine months ended September 30, 2005 is due to the termination and commutation of the Company’s 2002-2004 Quota Share, which contributed a one time increase of $106.3 million to net written premium for the first quarter of 2005, and a decrease in the percentage of gross written premium ceded to 10% on business written in 2005 from 50% in 2004, which contributed an additional $250.5 million.

    Net Earned Premium. Net earned premium for the three months ended September 30, 2005 was $142.6 million compared to $86.5 million for the same period in 2004, representing an increase of 65%.  Net earned premium for the nine months ended September 30, 2005 was $459.6 million compared to $237.2 million for the same period in 2004, representing an increase of 94%. The increase was primarily due to the decrease in the percentage of earned premiums ceded to our reinsurers. For the three months ended September 30, 2005, we ceded 10% of our gross earned premium down from 52% for the comparable period of 2004. Similarly, for the nine months ended September 30, 2005, we ceded 7% of our gross earned premium compared to 54% for the same period of 2004.

    Net Investment Income. Net investment income for the three months ended September 30, 2005 was $4.4 million compared to $2.4 million for the same period in 2004.  Net investment income for the nine months ended September 30, 2005 was $12.5 million compared to $6.5 million for the same period in 2004. This increase is attributable to a larger invested asset base on average during the three and nine months ended September 30, 2005 compared to the same period of 2004. The Company’s initial public offering completed in February 2004 provided $113.4 million of net proceeds, and the termination and commutation of the Company’s 2002-2004 Quota Share resulted in the receipt of $196.6 million in January 2005. Virtually all of these funds were added to the Company’s investment portfolio.

    Policy Service Fee Revenue.  Policy service fee revenues for the three months ended September 30, 2005 were $14.9 million compared to $18.7 million for the same period in 2004.  Policy service fee revenues for the nine months ended September 30, 2005 were $49.2 million compared to $55.0 million for the same period in 2004. We have experienced a slight decline in the ratio of policy service fee revenue to gross earned premium because of installment fee discounts we grant to policyholders who make their payments via automated electronic funds transfer (EFT). In addition, a lesser percentage of our business is emanating from California, where our fees are the highest, which has caused the overall ratio of fees to premium to decline slightly.

Costs and Expenses

    Losses and Loss Adjustment Expenses.  Net losses and loss adjustment expenses incurred for the three months ended September 30, 2005 were $93.4 million, compared to $58.4 million for the same period in 2004.  Net losses and loss adjustment expenses incurred for the nine months ended September 30, 2005 were $304.7 million compared to $160.6 million for the same period in 2004.

    The following table displays the Company’s net incurred losses and loss adjustment expenses (“LAE”) related to the current accident year (losses and LAE occurring in the current fiscal year) and prior accident years (losses and LAE recognized in the current fiscal year related to accidents which took place in a prior fiscal year).

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)

Losses and LAE incurred - current accident year	$ 93,336	$ 58,026	$ 304,792	$ 158,653
Losses and LAE incurred - prior accident years	74	365	(64)	1,956
Total losses and LAE incurred	$ 93,410	$ 58,391	$ 304,728	$ 160,609

Losses and LAE ratio - current accident year	65.5%	67.1%	66.3%	66.9%
Losses and LAE ratio - prior accident years	0.0%	0.4%	0.0%	0.8%
Total losses and LAE ratio	65.5%	67.5%	66.3%	67.7%

    The significant increase in our retained premium as a result of the change in the cession percentages under the quota share agreements from 50% in 2004 to 10% in 2005 is the predominant factor impacting the net losses and loss adjustment expenses incurred in the period. The gross loss and loss adjustment expense ratio was 65.9% for the three months ended September 30, 2005 compared to 67.7% for the same period in 2004, a decrease of 1.8 points.

    Loss development occurs when reserves for losses and loss adjustment expenses established for prior accident years prove to be redundant or inadequate, and management adjusts those reserves for losses and loss adjustment expenses to reflect the updated estimate of the ultimate losses and loss adjustment expenses related to such accident years.  Changes to reserves established in prior years are recorded in losses and loss adjustment expenses incurred in the current year.

    Commissions and Other Underwriting Expenses. Commissions and other underwriting expenses for the three months ended September 30, 2005 were $37.2 million compared to $16.0 million for the same period in 2004. Commissions and other underwriting expenses for the nine months ended September 30, 2005 were $118.8 million compared to $39.3 million for the same period in 2004. Most of the increase is the result of the large change in the ceding percentage under our quota share agreements. In the third quarter of 2005, we ceded 10% of our gross earned premium compared to 52% in the third quarter of 2004.

    The following table provides detail of our commissions and other underwriting expenses before and after the impact of our quota share reinsurance agreements.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)

Gross commissions	$ 23,460	$ 28,887	$ 73,303	$ 78,483
Other underwriting expenses	17,717	14,143	53,562	44,661
Gross expenses	41,177	43,030	126,865	123,144

Ceding commissions	3,941	27,075	8,018	83,802

Commissions and other underwriting expenses	$ 37,236	$ 15,955	$ 118,847	$ 39,342

Gross expense ratio	22.3%	18.1%	20.9%	17.5%
Net expense ratio	22.0%	6.0%	20.7%	2.8%

    Other Operating and General Expenses. Other operating and general expenses for the quarter ended September 30, 2005 were $9.8 million compared to $8.6 million for the same period in 2004, an increase of $1.2 million.  During the quarter, we incurred $1.3 million of expenses before taxes related to the regulatory inquiries concerning our reinsurance agreements; otherwise, our other operating and general expenses would have declined slightly in the quarter. Other operating and general expenses for the nine months ended September 30, 2005 were $27.6 million compared to $24.0 million for the same period in 2004, an increase of $3.6 million. Included in expenses for the nine months ended September 30, 2005 were $2.3 million of expenses before taxes related to the regulatory inquiries concerning our reinsurance agreements. Additionally, depreciation expense, principally related to enterprise software, was $1.3 million higher during the nine months ended September 30, 2005 compared to the same period of 2004.

    Interest Expense.  Interest expense for the three months ended September 30, 2005 was $1.1 million compared to $0.7 million for the same period in 2004.  Interest expense for the nine months ended September 30, 2005 was $3.1 million compared to $2.1 million for the same period in 2004. The aggregate weighted average interest rate was 5.1% during the three months ended September 30, 2005 compared to 3.1% during the three months ended September 30, 2004 and 4.8% during the nine months ended September 30, 2005 compared to 3.0% during the same period in 2004. The rate the Company pays on its credit is tied to LIBOR, and the average LIBOR rate was higher during the three and nine months ended September 30, 2005 than in the comparable periods of 2004. As of September 30, 2005, the Company had $70.9 million of outstanding debt as compared to $73.9 million at September 30, 2004.

    Income Taxes.  Income taxes for the three months and nine months ended September 30, 2005 were $7.4 million and $24.5 million, respectively, representing an effective tax rate of approximately 36.25%. The effective rate is comprised of 32.9% for federal income taxes and 3.35% for state income taxes. Income taxes for the three months and nine months ended September 30, 2004 were $8.8 million and $26.2 million, respectively, representing an effective tax rate of approximately 36.5%. The effective rate was comprised of 34.0% for federal income taxes and 2.5% for state income taxes.

    Ratios. Our combined ratio was 87.5% for the three months ended September 30, 2005 compared to 73.5% for the same period in 2004. Our combined ratio was 87.0% for the nine months ended September 30, 2005 compared to 70.5% for the same period in 2004. Because the Company has significantly reduced its quota share reinsurance cessions, the loss, expense and combined ratios are not comparable on a net (after reinsurance) basis. The table below displays and reconciles our gross and net loss, expense and combined ratios.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Underwriting Results Before Reinsurance

Revenues
Gross earned premium	$ 158,388	$ 178,813	$ 494,365	$ 516,522

Expenses
Losses and adjustment expenses incurred	104,372	121,083	329,041	343,700
Commissions	23,460	28,887	73,303	78,483
Other underwriting expenses	17,717	14,143	53,562	44,661
Other operating and general expenses	9,750	8,574	27,560	23,988
Total underwriting expenses	155,299	172,687	483,466	490,832
Gross underwriting result	3,089	6,126	10,899	25,690
Fee and other income	15,561	19,309	51,265	56,733
Pretax underwriting income	$ 18,650	$ 25,435	$ 62,164	$ 82,423

Gross loss ratio	65.9%	67.7%	66.6%	66.5%
Gross expense ratio	22.3%	18.1%	20.9%	17.5%
Gross combined ratio	88.2%	85.8%	87.5%	84.0%

Reinsurance Ceded Results

Revenues
Ceded earned premium	$ 15,817	$ 92,274	$ 34,799	$ 279,273

Expenses
Ceded losses and adjustment expenses incurred	10,962	62,692	24,313	183,091
Ceding commissions	3,941	27,075	8,018	83,802
Total underwriting expenses	14,903	89,767	32,331	266,893
Ceded underwriting income	$ 914	$ 2,507	$ 2,468	$ 12,380

Ceded loss ratio	69.3%	67.9%	69.9%	65.6%
Ceded expense ratio	24.9%	29.3%	23.0%	30.0%
Ceded combined ratio	94.2%	97.2%	92.9%	95.6%

Net Underwriting Results

Revenues
Net earned premium	$ 142,571	$ 86,539	$ 459,566	$ 237,249

Expenses
Net losses and loss adjustment expenses incurred	93,410	58,391	304,728	160,609
Commissions - net of reinsurance	19,519	1,812	65,285	(5,319)
Other underwriting expenses	17,717	14,143	53,562	44,661
Other operating and general expenses	9,750	8,574	27,560	23,988
Total underwriting expenses	140,396	82,920	451,135	223,939

Net underwriting result	2,175	3,619	8,431	13,310
Fee and other income	15,561	19,309	51,265	56,733
Pretax underwriting income	$ 17,736	$ 22,928	$ 59,696	$ 70,043

Net loss ratio	65.5%	67.5%	66.3%	67.7%
Net expense ratio	22.0%	6.0%	20.7%	2.8%
Net combined ratio	87.5%	73.5%	87.0%	70.5%

    Our gross (before the effects of reinsurance) ratios are a more useful measure of our performance than are our net (after reinsurance) ratios because of the lack of comparability of our net ratios resulting from the significant reduction in the Company’s quota share reinsurance cessions. Our gross combined ratio was 88.2% for the quarter compared to 85.8% for the third quarter of 2004, or higher by 2.4 points. The gross loss ratio was lower by 1.8 points as noted above. Our expense ratio was up by 4.2 points from 18.1% to 22.3%. One point of the increase emanates from the lower fee ratio compared to the third quarter of 2004. Also, during the quarter, we incurred $1.3 million in pre-tax expenses in connection with the previously disclosed regulatory inquiries concerning our reinsurance agreements, which added an additional 0.8 points to our expense ratio. The remaining 2.4 points is principally due to the effect on the expense ratio of lower earned premium in the third quarter of 2005 compared to the third quarter of 2004.

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

    In February 2004, we completed an initial public offering of 17,250,000 shares of our common stock. We sold 6,250,000 shares providing net proceeds to us, after deducting issuance costs, of approximately $113.4 million. We contributed $110.0 million of the proceeds to our principal insurance subsidiary, which increased its statutory surplus. We used the $3.4 million not contributed to our insurance subsidiary for general corporate purposes. The additional capital has provided us with the ability to reduce our reinsurance purchases and retain more of our written premium. For 2005 written premium, we have reduced the percentage of premiums ceded to reinsurers under quota share agreements to 10% from 50% for 2004.

    In February 2004, we completed a refinancing of our secured credit facility. This bank agreement (the “Bank Agreement”) consists of: (1) a $50.0 million Secured Revolving Credit Facility, which includes up to $15.0 million of letters of credit, (2) a $35.0 million Term A Loan and (3) a $40.0 million Term B Loan. The Company’s interest rate on borrowings under the Bank Agreement is LIBOR plus a margin ranging from 1.0% to 2.25%, which is determined based on our consolidated total debt to consolidated total capitalization ratio as defined in the Bank Agreement. The Company also pays certain commitment fees. The Bank Agreement is secured by a pledge of stock of certain of our subsidiaries. The Bank Agreement requires compliance with certain financial loan covenants relating to leverage and debt service coverage. As of, and for the twelve-month period ended September 30, 2005, the Company was in compliance with all such covenants.

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

    On March 14, 2005, our Board of Directors authorized the repurchase of up to $30 million of the Company's outstanding common stock. Under this program, share purchases were made from time to time in the open market depending on share price, market conditions and other factors. Bear, Stearns & Co. Inc. administered the stock repurchase program for the Company. As of September 30, 2005, the Company concluded this program and had repurchased 1,808,723 shares of its common stock at a cost of $30 million.

    On October 28, 2005, our Board of Directors authorized the repurchase of an additional $20 million of the Company’s outstanding common stock. Under this program, share purchases may be made from time to time in the open market depending on share price, market conditions and other factors. Bear, Stearns & Co. Inc. will administer this stock repurchase program for the Company.

    On August 4, 2005, the Board of Directors declared a dividend of $0.07 per common share resulting in a total payout of $2.1 million on September 1, 2005 to shareholders of record on August 18, 2005.

    On October 28, 2005, our Board of Directors declared a dividend of $0.07 per common share that will result in a total payout of approximately $2.1 million on or before November 25, 2005 to shareholders of record on November 11, 2005.

    Net cash provided by operating activities was $241.5 million for the nine months ended September 30, 2005, compared to $39.6 million for the same period in 2004.  Most of the increase from the prior year was provided by the termination and commutation of the 2002-2004 Quota Share, which resulted in a cash settlement from the Company’s reinsurers on January 21, 2005 in the amount of $196.6 million.

    Net cash used in investment activities amounted to $175.0 million and $132.8 million for the nine months ended September 30, 2005 and 2004, respectively, and was primarily used to purchase high-quality fixed income securities.  The funds for the investment purchases in the current year were provided principally by the commutation proceeds from the Company’s 2002-2004 Quota Share. The funds for the investment purchases in the prior year were provided principally by the Company’s initial public offering.

    Net cash used in financing activities was $38.2 million for the nine months ended September 30, 2005 compared to net cash provided by financing activities of $123.5 million for the same period in 2004.  For the nine months ended September 30, 2005, cash used in financing activities related primarily to the repurchase of 1,808,723 shares of the Company’s common stock at a cost of $30 million, as well as the payment of stockholder dividends of $5.9 million. For the same period of 2004, cash of $113.4 million was provided from the Company’s initial public offering as discussed above.

Investments

    We had total cash, cash equivalents and invested assets of $489.8 million as of September 30, 2005. The following table summarizes our cash, cash equivalents and invested assets as of September 30, 2005.

	Cost /	Fair	% of Total
	Amortized Cost	Value	at Fair Value
	(in millions)

Debt securities, available for sale	$ 451.8	$ 447.9	91.5%
Equity securities, available for sale	2.0	2.0	0.4%
Cash and cash equivalents	39.9	39.9	8.1%

Total	$ 493.7	$ 489.8	100.0%

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

    Investment Portfolio.  Our investment portfolio consists primarily of debt securities, all of which are classified as available for sale, and are carried at fair value with unrealized gains and losses reported in our financial statements as a separate component of stockholders’ equity on an after-tax basis. As of September 30, 2005, the fair value of our investment portfolio, including short-term investments, was $489.8 million, which included $3.9 million in pre-tax net unrealized losses.  The weighted average pre-tax equivalent book yield of the fixed maturity portfolio was 4.39% at September 30, 2005.

    Our investment objective is to maximize book income, while maintaining strong credit quality and satisfactory liquidity. Our portfolio at September 30, 2005 had an average Standard & Poor’s rating of “AA+”.

    The following table presents the composition of our investment portfolio by type of investment as of September 30, 2005 (in millions):

Cash and cash equivalents	$ 39.9	8.1%
U.S. Government securities	4.4	0.9%
Mortgage backed bonds	62.0	12.7%
Tax-exempt bonds	205.2	41.9%
Collateralized mortgage obligations	21.7	4.4%
Corporate and other	158.5	32.4%
Preferred stocks	2.0	0.4%
Net unrealized losses on fixed maturities	(3.9)	-0.8%

Total investments at market value	$ 489.8	100.0%

    Tax-exempt bonds represented 42% of the portfolio as of September 30, 2005. Given the Company’s federal income tax position, we intend to continue to commit additional monies to tax-exempt bonds as long as the after-tax return is favorable.

    The following table presents the composition, by type of security, including the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities available for sale in our investment portfolio as of September 30, 2005.

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
	(in millions)

U.S. Government securities	$ 4.4	$ -	$ 0.1	$ 4.3
Mortgage backed bonds	62.0	0.1	0.8	61.3
Tax-exempt bonds	205.2	0.7	1.9	204.0
Collateralized mortgage obligations	21.7	-	0.2	21.5
Corporate and other	158.5	0.5	2.2	156.8

Total fixed maturities	451.8	1.3	5.2	447.9

Preferred stock	2.0	-	-	2.0

Total	$ 453.8	$ 1.3	$ 5.2	$ 449.9

    The quality distribution of our fixed maturity portfolio as of September 30, 2005 was as follows:

	NAIC	Amortized	Fair	% of Total
	Rating	Cost	Value	at Fair Value
		(in millions)
Standard & Poor's Rating
AAA	1	$ 313.4	$ 310.3	69.3%
AA	1	77.2	76.6	17.1%
A	1	53.3	53.1	11.8%
BBB	2	3.5	3.6	0.8%
U.S. Treasuries agencies	1	4.4	4.3	1.0%

Total fixed maturity investments		$ 451.8	$ 447.9	100.0%

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

    As of September 30, 2005, investments carried at a fair value of $12.0 million and approximately $0.3 million of cash were on deposit with state insurance regulatory authorities.

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

Interest Rate Risk

    Investments. Our investment portfolio consists primarily of debt securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities portfolio is interest rate risk, which we strive to limit by managing duration to a defined range of three to four years and laddering or utilizing an even distribution in the maturities of the securities we purchase to achieve our duration target. Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities held in our portfolio. The fair value of our fixed maturity portfolio is impacted directly by changes in market interest rates. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield and liquidity tailored to the anticipated cash outflow characteristics of our liabilities. The effective duration of the portfolio as of September 30, 2005 was 3.33 years. Should market interest rates increase 1.0%, our fixed income portfolio would be expected to decline in market value by approximately $15.9 million, or 3%. Conversely, a 1.0% decline in interest rates would result in approximately $16.0 million, or 3%, appreciation in the market value of our fixed income portfolio. These market value changes are a result of the effective duration of the portfolio, as well as the slightly negative convexity of the portfolio.

    Credit Facility. Our exposure to market risk for changes in interest rates also relates to the interest expense of variable rate debt under a bank credit agreement that we entered into on February 18, 2004. The credit agreement is a floating rate borrowing facility and the interest rate we pay increases or decreases with the changes in interest rates, specifically LIBOR. Based on our borrowings under the floating rate credit agreement at September 30, 2005, a 10% increase in market interest rates would increase our annual net interest expense by approximately $279,000.

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

    There have not been any changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

    As previously reported, the Company received subpoenas from the Florida Office of Insurance Regulation and the Securities & Exchange Commission (the “SEC”) and a grand jury subpoena from the United States Attorney for the Southern District of New York (the “USAO”) seeking information relating to the Company’s finite reinsurance agreements. The SEC and the USAO continue to request additional documents and information from the Company, including interviews of various individuals. The Company is cooperating with the Florida Office of Insurance Regulation, the SEC and the USAO.

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

    The Company is named as a defendant in a number of class action and individual lawsuits, the outcomes of which are uncertain at this time.  These cases include plaintiffs who are seeking restitution, damages and other remedies as a result of the Company’s alleged failure to timely return unearned premium, the Company’s use of allegedly improper rates and discounts and other cases challenging various aspects of the Company’s claims and marketing practices and business operations.  The Company plans to contest all of the outstanding suits vigorously. Based upon currently available information, the Company believes that its reserves for these lawsuits are reasonable.  However, if any one or more of these lawsuits results in a judgment against or settlement by the

Company in an amount that is significantly in excess of the reserve established for such lawsuit (if any), the resulting liability could have a material adverse impact on the Company’s financial condition, cash flows and results of operations.

    For a further discussion on the Company’s pending litigation, see Item 3 - Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    On March 14, 2005, the Company’s Board of Directors authorized the repurchase of up to $30 million of the Company’s outstanding common stock. During the three months ended September 30, 2005, the Company repurchased 826,123 shares of its common stock at a cost of $13.8 million to conclude the repurchases under this program, summarized as follows:

Repurchase of Equity Securities

			Total Number of	Maximum Dollar Value
	Total Number	Average	Shares Purchased as	of Shares that May Yet
	of Shares	Price Paid	Part of Publicly Announced	Be Purchased Under
Period	Purchased	per Share	Plans or Programs	the Plans or Programs

July 1, 2005 to July 31, 2005	-	$ -	-	$ 13,843,003
August 1, 2005 to August 31, 2005	759,700	16.71	759,700	1,151,472
September 1, 2005 to September 30, 2005	66,423	17.34	66,423	-
Total	826,123	$ 16.76	826,123	$ -

Item 3.           Defaults Upon Senior Securities

    None

Item 4.           Submission of Matters to a Vote of Security Holders

    None

Item 5.           Other Information

    None

Item 6. Exhibits

List of exhibits:

Exhibit Number	Description of Document

10.1	Agreement to terminate and commute the 2005-2006 Quota Share Reinsurance Contract by and among National Union Fire Insurance Company of Pittsburgh, PA and Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company and Bristol West Casualty Insurance Company, dated October 31, 2005
10.2	Services Agreement by and among BRW Acquisition, Inc. and Firemark Partners, LLC, dated July 24, 2002
10.3	Correction and Amendment of the July 24, 2002 Services Agreement between BRW Acquisition, Inc. and Firemark Partners, LLC, dated November 8, 2005
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)*

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

BRISTOL WEST HOLDINGS, INC. (Registrant)

November 14, 2005	By:	/s/ JAMES R. FISHER
Date		(Signature)

	Name:	James R. Fisher
	Title:	Chairman, Chief Executive Officer (Principal Executive Officer)

November 14, 2005	By:	/s/ CRAIG E. EISENACHER
Date		(Signature)

	Name:	Craig E. Eisenacher
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)