Form 10-K
period 2005-12-31
BRISTOL WEST HOLDINGS INC
filed 2006-03-14
CIK 1272957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

The aggregate market value of the Registrant’s voting common stock held by non-affiliates, based on the stock price at the last business day of the second quarter of 2005 was $327,130,650. As of March 2, 2006, the total number of shares outstanding of Registrant's common stock was 30,459,325.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders scheduled to be held on May 19, 2006 are incorporated herein by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after Registrant’s fiscal year ended December 31, 2005.

BRISTOL WEST HOLDINGS, INC. 2005 ANNUAL REPORT

i

BRISTOL WEST HOLDINGS, INC. 2005 ANNUAL REPORT
PART I
Item 1. Business

Overview

Bristol West Holdings, Inc. (the "Company"), a Delaware corporation, is a provider of private passenger automobile insurance. When this report uses the words "we," "us," and "our," these words refer to Bristol West Holdings, Inc. and its subsidiaries, unless the context otherwise requires. The Company was organized under the laws of the State of Delaware on February 17, 1998.

Most of the business we write is non-standard automobile insurance. Non-standard automobile insurance provides coverage to drivers who find it difficult to purchase automobile insurance from standard carriers as a result of a number of factors, including their vehicle, age, claims history, limited financial resources or driving record. Typically, these drivers purchase minimal levels of insurance coverage in order to comply with state-mandated financial responsibility laws. As of December 31, 2005, 85% of our policyholders had purchased minimum limits of liability coverage as required by the states in which they reside, although 62% of our policyholders had clean motor vehicle driving records. For comparable coverage, premiums for non-standard automobile insurance policies generally are higher than for standard or preferred automobile insurance policies.

       The operating results of property and casualty insurance companies are subject to fluctuations from quarter-to-quarter and year-to-year due to a number of factors, including but not limited to general economic conditions, the regulatory climate in states where an insurer operates, state regulation of premium rates, changes in pricing and underwriting practices of the insurer and its competitors, the frequency and severity of losses, natural disasters and other factors (see Item 1A. Risk Factors.) Historically, results of property and casualty insurance companies have been cyclical, with periods of high premium rates and strong profitability followed by periods of price competition, falling premium rates and reduced profitability.

We offer insurance coverage exclusively through independent agents and brokers, which numbered approximately 7,720 as of December 31, 2005. Because some of our agents and brokers operate from multiple locations, our products were offered at more than 10,360 locations. We are licensed to provide insurance in 37 states and the District of Columbia, although we focus our operations in 21 states that we believe provide significant opportunity for profitable growth over time. Our markets include California, Florida and Texas - the three largest non-standard automobile insurance markets in the United States. These states were our first, second, and fourth largest states by premium volume and accounted for 65% of our gross premiums written for the year ended December 31, 2005. We charge fees for policy issuance, installment payment processing and other items that, in total, are equivalent to approximately 10% of gross earned premium.

Products and Services

Policies. We offer a wide range of coverage options to meet our policyholders' needs. Our liability-only policies generally include:

•
bodily injury liability coverage, which protects insureds if they are involved in accidents that cause bodily injuries to others, and also provides insureds with a legal defense if they are sued by others for covered damages; and

•
property damage liability coverage, which protects insureds if they are involved in accidents that cause damage to another's property, and also provides insureds with a legal defense if they are sued by others for covered damages.

Our liability-only policies include personal injury protection coverage in certain states, which provides coverage for our insureds’ injuries without regard to fault.

In addition to the coverages described above, our policies may include, at the option of the policyholder:

•	collision coverage, which pays for damages to the insured's vehicle when damaged by a collision with another vehicle or object, regardless of fault;

•	comprehensive coverage, which pays for damages to the insured's vehicle when damaged as a result of causes other than collision, such as vandalism, theft, wind, hail or water; and

•	medical payments coverage, which pays for an insured’s medical or funeral expenses related to an automobile accident.

We offer insurance products and payment plans that we have tailored to the non-standard marketplace. For customers whose selection of an insurance policy is driven by their desire to minimize their initial cash outlay, we offer low down payments and monthly billing plans. Our experience has shown us that total policy cost, although a variable in the purchasing decision, is not as important to this segment of applicants as is an installment plan with a low down payment. Accordingly, we designed our payment plans to be attractive to these customers by minimizing the up-front cash outlay through low down payments and monthly billing. Our billing and collection process facilitate these payment plans while preventing significant exposure to credit losses.

There is another large segment of drivers who do not qualify for standard products due to a driving record transgression, their age, or recent financial instability, but for whom total policy cost is the most important consideration. We also structured our products to appeal to these potential customers. We offer various discounts for better risks, including in some states where allowed, discounts for having maintained automobile insurance within a prescribed prior time period and/or for maintaining homeowners insurance. Conversely, we add surcharges for traffic violations and accidents.

In addition to the premiums we collect for the insurance coverage we provide, we collect policy origination fees and installment fees. We may also charge additional fees for late payment, policy cancellation, policy rewrite and reinstatement and for other reasons. Historically, these fees have represented revenues equivalent to approximately 10% of gross earned premium.

Distribution and Marketing

We distributed our products through approximately 7,720 independent producers as of December 31, 2005. Because some producers operate from multiple locations, our products were offered through more than 10,360 locations. Since we sell our products only through the independent producer channel, building and maintaining strong relationships with our independent agents and brokers is a key element to our long-term success. We strive to maintain these relationships by providing our agents and brokers with high-quality service, a stable presence in their markets and competitive compensation programs. We provide our producers with easy-to-use underwriting and policy administration software. We offer competitively priced products, convenient installment billing plans and superior service to our producers and insureds.

Geographic Distribution. We have licenses to write insurance in 37 states and the District of Columbia, but we focus on 21 states that we believe provide significant opportunity for profitable growth based upon historical results, current market conditions and each state's legal and regulatory environment.

For the year ended December 31, 2005, our top three states represented 75.4% of our gross premiums written. The following table sets forth the distribution of our gross premiums written by state, excluding any change in the provision for expected cancellations, as a percent of total gross written premium for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003

California	46.3%	56.1%	63.5
Florida	15.2	14.3	11.1
Michigan	13.9	10.2	7.4
Texas	3.8	2.4	1.6
South Carolina	3.4	2.5	1.9
Pennsylvania	3.0	2.2	2.2
New Hampshire	2.6	1.8	1.1
Maine	2.4	1.9	1.8
Virginia	1.5	1.6	1.4
Georgia	1.5	1.6	3.2
All other states	6.4	5.4	4.8
	100.0%	100.0%	100.0

Major Producers. Our top 10 producers, as measured by premium volume, accounted for 22.4%, 25.5% and 31.7% of our gross written premium for the years ended December 31, 2005, 2004 and 2003, respectively. In 2005, no single producer accounted for 10% or more of our gross written premium. The concentration of our business with our top producers has declined as we have increased our producer base, entered new markets, and encountered increased competition in California, resulting in a decline in production from both large and small producers. We do not have any long-term producer contracts. Nine of our 10 largest producers produce the majority of their business in California.

Relationships with Agents and Brokers. We sold our policies through approximately 7,720 agents and brokers with over 10,360 locations as of December 31, 2005. We devote considerable time and resources to developing and maintaining our relationships with these producers, and we endeavor to provide them with responsive services and a stable presence in their markets and competitive compensation programs.

Our marketing department regularly visits and works closely with our agents and brokers in order to keep them up to date on our products and to gather information on industry trends.

We provide proprietary software to agents and brokers that permits them to access centralized information about their customers. In addition, we have deployed point-of-sale underwriting and policy issuance software at most of our producers’ locations. Point-of-sale underwriting technology uses Internet connectivity to obtain and verify an applicant’s underwriting and rating information as part of the application process. The producer enters the applicant’s underwriting data into a Company-provided software application, OneStep® or OneStep Raptor™. Concurrently, these software applications automatically and electronically obtain key underwriting and rating information, such as driving record and claim history, and reconcile it to the application information. In this manner, the producer can provide a final price quote to the applicant at the point of sale. If the applicant chooses to purchase the policy, producers can complete the transaction immediately. The producer can collect the payment, and the insured can leave the producer’s office with their policy and insurance identification card.

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

Producer Compensation. We have designed our producer compensation programs to be competitive in each market in which we operate. At policy inception or renewal, we pay commissions at a percentage of the full term policy premium. Our producers highly value receiving the full term commission up front. If a policy cancels before its expiration date, the producer is bound contractually to return the unearned commission to us.

 For 2005, the only forms of compensation we paid to our producers were new and renewal commissions. In previous years and on a case-by-case basis, we had negotiated profit sharing agreements with some of our larger producers. Such agreements awarded additional compensation to producers which maintained or outperformed specified loss ratio targets and maintained an agreed amount of in-force business. Effective January 1, 2005, we discontinued these profit sharing arrangements and implemented various fixed commission tiers into which producers are placed depending upon our assessment of economies of scale, the producer's level of expertise in placing automobile insurance and the geographic scope of the producer's operations. Within each state, we intended the revised commission structure to produce a commission ratio consistent with the previous structure.

The ratio of commission expense to gross earned premium, including all profit sharing compensation, of which there was none in 2005, was 14.7%, 15.3% and 15.2% for the years ended December 31, 2005, 2004 and 2003, respectively. The ratio of profit sharing commission expense to gross earned premium was 0.0%, 0.6% and 0.9% for the years ended December 31, 2005, 2004 and 2003, respectively, but this factor was only a minor contributor to the decrease in the overall ratio of commission expense to gross earned premium. The decrease was primarily attributable to a shift in business mix to states other than California where marketplace commissions are lower.

Point-of-Sale Underwriting and Policy Issuance. We continue to make significant strides in point-of-sale underwriting. The deployment of our web-based system, OneStep, is completed or in the process of completion in four states. In 14 additional states, we have successfully deployed OneStep Raptor, our client-server point-of-sale quoting and underwriting system. Together, the use of OneStep and OneStep Raptor resulted in point-of-sale underwriting on approximately 99% of new business applications in the fourth quarter. By utilizing point-of-sale underwriting, policy issuance is now immediate in the states in which we have deployed it compared to an average of five days prior to our implementation of point-of-sale underwriting. In addition to reducing uprates, the efficiency gains have helped us to improve policyholder service. During 2005, we also expanded our capabilities for producers to process changes, known as endorsements, to an insured’s policy and now producers in 13 of our 21 states have this capability.

Underwriting and Pricing

    We establish policy rates utilizing a variety of factors, including, but not limited to, vehicle type, driver age, driving record, type of coverage, miles driven, financial responsibility, prior insurance coverage and policy limits. We continuously evaluate and modify our rates in order to maintain an acceptable level of underwriting profitability.

We have product managers for each state in which we operate or that we are considering entering. Each product manager is responsible for monitoring our competitive position and profitability. They work closely with our pricing actuaries, marketing department and senior staff to develop or alter our product and pricing strategies.

Claims Handling

The Bristol West Claims Department currently has approximately 530 claims employees and managers located in 15 offices around the country who handle claims. Each claims office has an assigned geographic service area, but has the flexibility to handle claims from other areas as necessitated by workloads and available staff.

We respond quickly to reported claims. A toll-free access number allows policyholders to report claims 24 hours a day, seven days a week. Claims representatives endeavor to contact all parties involved in an accident within 24 hours of receipt of loss notification and inspect any damaged property within 72 hours of contact with the owner. Claims managers review all new claims within 24 hours of receipt of notification and provide specific instructions to the adjuster receiving the assignment.

We focus on prompt, accurate claims handling. Bristol West staff investigates all claims and handles most vehicle damage appraisals, with a small percentage of inspection appraisals completed by independent appraisers when warranted by the location or when Company appraisers are not available. Twenty-four in-house attorneys in seven offices defend most of the lawsuits brought against our insureds. We maintain a Special Investigation Unit with 37 employees deployed nationwide who control costs through fraud mitigation, form effective relationships with law enforcement agencies and ensure our compliance with applicable anti-fraud regulations. The Special Investigation Unit uses six anti-fraud databases and real time intelligence from law enforcement agencies to identify suspicious losses. We have a Claim Quality and Employee Development (QED) group responsible for auditing and training. The Audit Department conducts comprehensive internal audits of claim handling, focusing on procedures, financial controls, data integrity and regulatory compliance. The Training Department provides both new hire training and advanced training to experienced claims representatives.

Technology

We have substantially upgraded our information technology capabilities in recent years. Examples include:

Data Warehouse. We maintain an extensive proprietary database, which contains statistical records with respect to our insureds, including, among other data, the insured's rating classification, motor vehicle records, years licensed, and loss experience by each rating variable. Analysis of this data enables us to identify trends emerging in our business and to respond with changes to prices, product or underwriting guidelines.

Claims Administration. Our in-house claims administration system maintains all notes, diaries and related party information on each claim and provides automated on-line management reports on the number of outstanding claims and service levels. It provides a financial control and automatically generates and maintains loss and loss adjustment expense reserves. The system interfaces with a standardized estimating service and retains pictures of each appraised vehicle.

Point-of-Sale Underwriting. We have online point-of-sale application systems, OneStep and OneStep Raptor, and as of December 31, 2005, we were producing more than 99% of our business through these systems. We have an exclusive license to use OneStep in the non-standard automobile insurance industry through December 2009. OneStep and OneStep Raptor use technology to provide fast and accurate quotes by accessing third-party information at the point of sale, including an applicant's driving record, accident history and, where permitted by law, credit reports. This process reduces the frequency of uprates, which may occur when an application is incomplete or inaccurate. Our point-of-sale application systems permit the producer to print the policy, the identification cards and the policy declaration page as soon as the verifications are complete, usually within minutes.

BWProducers.com. This website provides our producers with complete access to all information about their Bristol West policyholders, including billing information, policy status, cancellations and installments. This access to timely and centralized information gives our producers the ability to better manage their business and increase their retention rates. The system allows online payments from our agencies.

Policyholder Tools. We provide automated phone and web payment functionality for our policyholders that is available 24 hours per day, seven days per week.

Loss and Loss Adjustment Expense Reserves

Automobile accidents generally result in insurance companies paying settlements resulting from physical damage to one or more automobiles or other property and injuries to one or more persons. Because our insureds typically notify us immediately after an accident has occurred, our ultimate liability on our policies generally becomes fairly apparent in a relatively short period of time. However, months and sometimes years may elapse between the occurrence of an accident, reporting of the accident to us and payment of the claim. We record a liability for estimates of losses and loss adjustment expenses that we will pay on accidents reported to us and we estimate and record a liability for accidents that have occurred but have not been reported to us, which we refer to as incurred but not reported loss and loss adjustment expense reserves.

Our actuaries estimate loss and loss adjustment expense reserves using statistical analyses after careful consideration of trends in claim severity, claim frequency, inflation, historical claims, settlement patterns, legislative activity and other factors. Our actuaries rely heavily on historical loss experience when determining loss and loss adjustment expense reserve levels on the assumption that past loss experience is a good indicator of future loss experience. When necessary, and as new experience develops or new information becomes known, we revise our estimates accordingly.

As of December 31, 2005, we had $221.4 million of gross loss and gross loss adjustment expense reserves, which represented our best estimate of ultimate losses and loss adjustment expenses. Our management believes the provision for unpaid losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date.

An analysis of our losses and loss adjustment expenses for December 31, 2005, 2004 and 2003 is summarized in the following table:

	Years Ended December 31,
	2005	2004	2003
(in thousands)

Balance as of beginning of year	$ 222,326	$ 202,296	$ 157,416
Less: Reinsurance recoverable	116,906	113,286	75,136

Net balance as of beginning of year	105,420	89,010	82,280

Incurred related to:
Current period	394,597	216,845	190,356
Prior periods	9	2,513	9,314

Total incurred	394,606	219,358	199,670

Paid related to:
Current period	259,887	135,508	117,451
Prior periods	42,736	67,440	75,489

Total paid	302,623	202,948	192,940

Net balance as of December 31	197,403	105,420	89,010
Plus: Reinsurance recoverable	24,042	116,906	113,286

Balance as of December 31	$ 221,445	$ 222,326	$ 202,296

The following table presents the development of our loss and loss adjustment expense reserves, net of reinsurance, for the calendar years 1995 through 2005 (in thousands of dollars).

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
As Originally Estimated:	26,902	21,013	26,593	59,472	44,174	51,349	39,089	82,280	89,010	105,420	197,403
As Re-estimated as of December 31, 2005:	30,367	25,983	39,290	57,753	54,622	84,934	79,863	106,627	101,373	105,429

Liability Re-estimated as of:
One Year Later	27,063	24,630	44,295	55,640	50,502	68,002	67,274	91,594	91,523	105,429
Two Years Later	29,574	28,169	38,239	55,977	51,667	80,655	75,203	102,382	101,373
Three Years Later	31,326	25,520	38,368	56,602	52,928	83,277	78,113	106,627
Four Years Later	30,106	25,662	38,943	56,950	53,805	84,260	79,863
Five Years Later	30,108	26,089	39,029	57,161	54,438	84,934
Six Years Later	30,473	26,005	39,051	57,634	54,622
Seven Years Later	30,440	25,923	39,183	57,753
Eight Years Later	30,324	25,971	39,290
Nine Years Later	30,380	25,983
Ten Years Later	30,367

Cumulative Deficiency (Redundancy)	3,465	4,970	12,697	(1,719)	10,448	33,585	40,774	24,347	12,363	9

Cumulative Amounts Paid as of :
One Year Later	19,823	18,069	27,371	51,201	43,231	61,891	50,870	75,489	67,411	42,736
Two Years Later	26,741	23,520	36,674	56,448	50,016	75,642	71,619	94,793	85,226
Three Years Later	28,904	25,189	38,320	57,101	51,839	81,953	75,777	103,431
Four Years Later	29,834	25,653	38,808	57,046	52,693	83,591	78,725
Five Years Later	30,130	25,850	38,945	57,185	54,344	84,369
Six Years Later	30,351	25,872	38,969	57,610	54,556
Seven Years Later	30,345	25,866	39,190	57,719
Eight Years Later	30,340	25,970	39,290
Nine Years Later	30,379	25,983
Ten Years Later	30,367

Net Loss and Loss Adjustment Expense Liability as a Percentage of Initially Estimated Liability

Liability Re-estimated as of:	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
One Year Later	101%	117%	167%	94%	114%	132%	172%	111%	103%	100%
Two Years Later	110%	134%	144%	94%	117%	157%	192%	124%	114%
Three Years Later	116%	121%	144%	95%	120%	162%	200%	130%
Four Years Later	112%	122%	146%	96%	122%	164%	204%
Five Years Later	112%	124%	147%	96%	123%	165%
Six Years Later	113%	124%	147%	97%	124%
Seven Years Later	113%	123%	147%	97%
Eight Years Later	113%	124%	148%
Nine Years Later	113%	124%
Ten Years Later	113%

Cumulative Deficiency (Redundancy)	13%	24%	48%	-3%	24%	65%	104%	30%	14%	0%

Paid as a Percentage of Initially Estimated Liability

Cumulative Amounts Paid as of:
One Year Later	74%	86%	103%	86%	98%	121%	130%	92%	76%	41%
Two Years Later	99%	112%	138%	95%	113%	147%	183%	115%	96%
Three Years Later	107%	120%	144%	96%	117%	160%	194%	126%
Four Years Later	111%	122%	146%	96%	119%	163%	201%
Five Years Later	112%	123%	146%	96%	123%	164%
Six Years Later	113%	123%	147%	97%	124%
Seven Years Later	113%	123%	147%	97%
Eight Years Later	113%	124%	148%
Nine Years Later	113%	124%
Ten Years Later	113%

   In 2005, we experienced no development on loss and loss adjustment expense reserves established at December 31, 2004. Our re-estimated loss for the 2004 accident year declined and our re-estimated losses for 2003 and prior accident years increased by a similar amount. The decline for the 2004 accident year was driven by lower than expected claim frequency (number of losses relative to the number of insured vehicles). The increase for 2003 and prior accident years was driven by a variety of factors, the most important being higher than expected loss severity (dollars of loss per claim) on older claims.

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

In April 2003, we started tracking the emergence of all loss statistics by state, program, coverage and accident quarter on a daily basis. Our actuaries analyze these statistics using a web-based interface that compares the actual emergence of loss related statistics to amounts expected to emerge given the assumptions made in the previous quarter's loss and loss adjustment expense reserve review. We use detailed mathematical models we constantly refine to reduce the variability of our estimates of loss and loss adjustment expense reserves. Additionally, in August 2003, we deployed an Oracle-based data warehouse, which produces fully developed loss ratios by each premium rate variable used to determine the premium charged. In addition to the sophistication with which we price our products, this data warehouse also improves the ability of our actuaries to analyze loss emergence relative to their initial pricing and product design assumptions. Our actuarial department reviews the results of numerous different estimation methods, including paid loss data, incurred loss data, and frequency and severity, to determine the best estimate of incurred losses including both loss and loss adjustment expense reserves. If there is a significant variation in the results generated by the different actuarial methodologies, our actuaries further analyze the data using additional techniques, such as analyzing individual claims to determine which method has the greatest credibility in order to establish their best estimate.

We believe the liabilities that we have currently recorded for losses and loss adjustment expenses are adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date.

The following table is a reconciliation of our net liability to our gross liability for losses and loss adjustment expenses (in thousands).

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
As Originally Estimated:

Net Liability	26,902	21,013	26,593	59,472	44,174	51,349	39,089	82,280	89,010	105,420	197,403
Add Reinsurance Recoverables	21,635	20,541	33,762	12,795	20,827	30,132	66,904	75,136	113,286	116,906	24,042
Gross Liability	48,537	41,554	60,355	72,267	65,001	81,481	105,993	157,416	202,296	222,326	221,445

As Re-estimated as of December 31, 2005:

Net Liability	30,367	25,983	39,290	57,753	54,622	84,934	79,863	106,627	101,373	105,429
Add Reinsurance Recoverables	21,093	23,279	22,764	10,174	21,812	39,009	65,886	83,324	113,713	118,059
Gross Liability	51,460	49,262	62,054	67,927	76,434	123,943	145,749	189,951	215,086	223,488

Gross Cumulative Deficiency (Redundancy)	2,923	7,708	1,699	(4,340)	11,433	42,462	39,756	32,535	12,790	1,162

Gross Cumulative Deficiency (Redundancy) as a
Percent of Originally Estimated Gross Liability	6%	19%	3%	-6%	18%	52%	38%	21%	6%	1%

Investments

We had total cash, cash equivalents and invested assets of $487.3 million at December 31, 2005, which represents an increase of $192.2 million, compared to $295.1 million at December 31, 2004. The following table summarizes our cash, cash equivalents and invested assets as of the dates indicated.

			% of Total
	Amortized Cost	Fair Value	at Fair Value
	(dollars in millions)
December 31, 2005
Debt securities, available for sale	$458.2	$452.9	92.9%
Equity securities, available for sale	2.0	2.0	0.4%
Cash and cash equivalents	32.4	32.4	6.7%

Total	$492.6	$487.3	100.0%

			% of Total
	Amortized Cost	Fair Value	at Fair Value
	(dollars in millions)
December 31, 2004
Debt securities, available for sale	$280.6	$281.6	95.4%
Equity securities, available for sale	2.0	2.0	0.7%
Cash and cash equivalents	11.5	11.5	3.9%

Total	$294.1	$295.1	100.0%

Investment Strategy. Our fixed income investment portfolio is highly marketable and consists of publicly traded, high quality investment-grade debt securities. We hold no equity securities, other than an investment in OneShield, Inc. (see Note 8 to the Consolidated Financial Statements included herein). We have no foreign currency risk. Hyperion Capital Management, Inc. manages our investment portfolio and provides all related accounting and statutory investment reporting.

We have formal investment guidelines with our outside managers, which have been in place for six years, and allow the following maximum allocations by sector subject to investment regulations in effect in the state of domicile of each of our insurance companies:

U.S. Treasury Notes	100%
U.S. Government Agencies	50%
Mortgage Backed Securities	50%
Commercial Mortgage Backed Securities	10%
Corporate Bonds	60%
Canadian Provinces	10%
Yankee bonds (excluding Canada)	10%
Asset Backed Securities	25%

We vary our allocation to tax-exempt securities based upon our tax position. We are in regular communication with our advisor to discuss our tax position and other matters. We base the maximum allocation to any one issuer on the ratings of the issuer's securities.

Investment Portfolio. Our investment portfolio consists primarily of debt securities, all of which are classified as available for sale, and are carried at fair value with unrealized gains and losses reported in our financial statements as a separate component of stockholders' equity on an after-tax basis. As of December 31, 2005, the fair value of our investment portfolio of $454.9 million included $5.3 million in pre-tax net unrealized losses. As of December 31, 2004, the fair value of our investment portfolio of $283.6 million included $1.0 million in pre-tax net unrealized gains. The weighted average pre-tax equivalent book yield of the portfolio was 4.52% at December 31, 2005, compared to 4.30% at December 31, 2004.

Our investment objectives are to maximize after-tax investment income, while maintaining a highly marketable investment grade portfolio. As of December 31, 2005, our portfolio had an average Standard & Poor's rating of "AA+", a weighted average pre-tax equivalent book yield of 4.52% and an effective duration of 3.40 years. The following table presents the composition of our investment portfolio by type of investment as of the dates indicated.

	At December 31,
	2005		2004
		(dollars in millions)
Cash and cash equivalents	$32.4	6.6%	$11.5	3.9%
U.S. Government securities	3.3	0.7%	4.4	1.5%
Mortgage backed bonds	73.1	15.0%	31.1	10.5%
Tax-exempt bonds	211.2	134.0%	129.3	43.8%
Collateralized mortgage obligations	13.0	43.3%	16.8	5.7%
Corporate and other	157.6	2.71%	99.0	33.6%
Preferred stock	2.0	32.4%	2.0	0.7%
Net unrealized (losses) gains on fixed maturities	(5.3)	-1.1%	1.0	0.3%

Total investments at market value	$487.3	100.0%	$295.1	100.0%

The following table presents the composition by type of security, including the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities available for sale in our investment portfolio as of the dates indicated.

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in millions)
December 31, 2005
Fixed maturities:
U.S. Government securities	$3.3	$-	$-	$3.3
Mortgage backed bonds	73.1	0.1	1.4	71.8
Tax-exempt bonds	211.2	0.6	2.3	209.5
Collateralized mortgage obligations	13.0	-	0.2	12.8
Corporate and other	157.6	0.4	2.5	155.5
Total fixed maturities	458.2	1.1	6.4	452.9
Preferred stock	2.0	-	-	2.0

Total	$460.2	$1.1	$6.4	$454.9

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in millions)
December 31, 2004
Fixed maturities:
U.S. Government securities	$4.4	$-	$-	$4.4
Mortgage backed bonds	31.1	0.1	0.3	30.9
Tax-exempt bonds	129.3	1.4	0.6	130.1
Collateralized mortgage obligations	16.8	0.2	0.1	16.9
Corporate and other	99.0	1.0	0.7	99.3
Total fixed maturities	280.6	2.7	1.7	281.6
Preferred stock	2.0	-	-	2.0

Total	$282.6	$2.7	$1.7	$283.6

The amortized cost and fair value of debt securities in our investment portfolio as of December 31, 2005, by contractual maturity, is shown below. Actual repayments may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Amortized
	Cost	Fair Value
	(in millions)
Years to maturity
One year or less	$27.8	$27.6
After one year through five years	132.9	130.7
After five years through ten years	149.9	148.3
After ten years	147.6	146.3
Total	$458.2	$452.9

The Securities Valuation Office of the National Association of Insurance Commissions, or NAIC, evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called "NAIC designations." The NAIC designations generally parallel the credit ratings of the nationally recognized statistical rating organizations for marketable bonds. NAIC designations 1 and 2 include bonds considered to be investment grade, which are those rated "BBB-" or higher by Standard & Poor's, a division of The McGraw-Hill Companies, Inc. NAIC designations 3 through 6 include bonds considered to be below investment grade, rated "BB+" or lower by Standard & Poor's. All of the debt securities in our portfolio were rated investment grade by the NAIC and Standard & Poor's as of December 31, 2005. Investment grade securities generally bear lower yields and lower degrees of credit risk than those that are unrated or are rated non-investment grade.

The quality distribution of our fixed maturity portfolio as of December 31, 2005 was as follows:

	NAIC	Amortized	Fair	% of Total
	Rating	Cost	Value	at Fair Value
		(dollars in millions)
Standard & Poor's Rating
AAA	1	$325.9	$321.8	71.1%
AA	1	74.4	73.5	16.2%
A	1	53.1	52.7	11.6%
BBB	2	1.5	1.6	0.4%
U.S. Treasuries agencies	1	3.3	3.3	0.7%

Total fixed maturity investments		$458.2	$452.9	100.0%

We evaluate the risk against reward tradeoffs of investment opportunities, measuring their effects on the stability, diversity, overall quality and liquidity of our investment portfolio.

The primary market risk exposure to our debt securities portfolio is interest rate risk, which we strive to limit by managing duration to a range of three to four years. Interest rate risk includes the risk from movements in market rates and changes in the credit spread of the respective sectors of the debt securities held in our portfolio.

An additional exposure to our debt securities portfolio is credit risk. We attempt to manage our credit risk through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines. Our investment guidelines include limitations on the minimum rating of debt securities in our investment portfolio, as well as restrictions on the maximum amount of investments in debt securities of a single issuer.

On a quarterly basis, we examine our investment portfolio for evidence of impairment. The assessment of whether impairment has occurred is based on our evaluation, on an individual security basis, of the underlying reasons for the decline in fair value, which we discuss with our investment advisor. Together, we determine the extent to which such changes are attributable to interest rates, market-related factors other than interest rates, as well as financial condition, business prospects and other fundamental factors specific to the issuer. We review declines attributable to issuer fundamentals in further detail. If we were to determine that one or more of our securities had suffered a decline in fair value that is other than temporary, we would reduce the carrying value of the security to its current fair value as required by accounting principles generally accepted in the United States of America (“GAAP”).

Based upon our analysis, we believe that we will recover all contractual principal and interest payments related to those securities that currently reflect unrealized losses. We have the ability to hold these securities until they mature or recover in value, and we had no specific plans to sell any securities which were in an unrealized loss position at December 31, 2005. In the last three years, we have not incurred any impairment charges. We believe that it is not likely that future impairment charges will have a significant effect on our portfolio value or liquidity.

As of December 31, 2005, investments carried at a fair value of $11.9 million and approximately $0.3 million of cash were on deposit with state insurance regulatory authorities.

Short-Term Investments. Our short-term investments primarily consist of investments in money market funds and commercial paper with original maturities of three months or less.

Competition

The non-standard automobile insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete with both large national insurance providers and smaller regional companies on the basis of price, coverages offered, claims handling, customer service, producer commission, geographic coverage and financial strength ratings. Some of our competitors have more capital, higher ratings and greater resources than we have, and may offer a broader range of products, lower prices and lower down payments than we do. Some of our competitors sell insurance policies directly to customers, rather than through agents or brokers as we do, and may have certain competitive advantages, including increased name recognition among customers, direct relationships with policyholders and potentially lower cost structures. In addition, it is possible that new competitors will enter the non-standard automobile insurance market. Further, increased competition has resulted and may continue to result in some companies offering lower premium rates and policy terms and conditions that are more favorable to insureds than those which we offer. Such actions by competitors could reduce our ability to increase or maintain our level of premium writings or underwriting margins.

Based upon data compiled from statutory filings of companies in the non-standard market (as determined by A.M. Best Company, Inc. [“A.M. Best”]), we believe that, as of December 31, 2004, the date of the most recent available report, the top ten insurance groups accounted for approximately 72% of the approximately $36.2 billion non-standard market segment. We believe that our primary insurance company competition comes not only from national companies or their subsidiaries, such as The Progressive Corporation, American International Group, Inc. (AIG), The Allstate Corporation, State Farm Mutual Automobile Insurance Company, Safeco Corp., GEICO, and Farmers Insurance Group, but also from non-standard insurers such as Mercury General Corporation, Infinity Property & Casualty Corporation, Affirmative Insurance Holdings, Inc., and Direct General Corporation.

Reinsurance

We have utilized reinsurance to increase our underwriting capacity and to reduce our exposure to losses. Reinsurance is an arrangement in which a reinsurer contracts to indemnify an insurance company (the "ceding company") for all or a portion of the ceding company's losses arising under specified classes of insurance policies. We have used reinsurance to limit our risk, to support our growth and to manage our capital more efficiently. In the past, we have relied on quota share and excess of loss reinsurance agreements to limit our exposure to loss to a level that is within the capacity of our capital resources. Pursuant to our quota share reinsurance arrangements, our reinsurers agreed to assume a specified percentage of our losses and loss adjustment expenses in exchange for a corresponding percentage of our premium written. In our excess of loss reinsurance arrangements, our reinsurers agreed to assume all or a portion of our losses and allocated loss adjustment expenses in excess of a specified amount.

Quota Share Agreements.  We elected to terminate and commute our 2002 to 2004 quota share reinsurance agreement on a cut-off basis effective January 1, 2005 (see Note 6 to the Consolidated Financial Statements). The termination and commutation resulted in the reinsurers’ release from all future liability and settlement of all balances due to us of $196.6 million, which we received on January 21, 2005. The termination and commutation of this quota share reinsurance agreement had no impact upon reported net income. Earned premium ceded under this agreement from inception through December 31, 2004 was $791.2 million. National Union Fire Insurance Company of Pittsburgh, PA, Alea London Ltd., and Federal Insurance Company provided the reinsurance under this agreement.

We entered into a quota share reinsurance agreement effective January 1, 2005 with National Union Fire Insurance Company of Pittsburgh, PA (“National Union”), a subsidiary of American International Group, Inc. (AIG). We elected to cede 10% of business written during 2005. For the twelve months ended December 31, 2005, we ceded $42.5 million of earned premium to National Union with a net pre-tax cost to us, excluding lost investment income, of $1.3 million. We agreed with the reinsurer to terminate and commute the 2005 quota share reinsurance agreement on a cut-off basis effective January 1, 2006 (see Note 15 to the Consolidated Financial Statements). The termination and commutation resulted in the reinsurer’s release from all future liability and settlement of all balances due to us of $11.0 million, which we received on January 31, 2006. The termination and commutation of this quota share reinsurance agreement had no impact upon reported net income.

Aggregate Excess of Loss (Stop Loss Agreement). Effective March 18, 2004, we elected to terminate and commute our aggregate excess of loss reinsurance agreement covering the 2001 through 2003 underwriting years. The termination and commutation resulted in the reinsurer being released from all future liability and settlement of the contract’s experience account balance of $10.6 million, which we received on March 18, 2004. The termination and commutation had no impact upon reported net income in 2004 as the experience account balance was equal to the liability released. Inter-Ocean Reinsurance (Ireland) Limited provided the reinsurance under this agreement, and they collateralized their obligations to us with a letter of credit. American Re-Insurance Company was the retrocessionaire.

Prior to entering into this aggregate excess of loss agreement, we concluded that the agreement was properly treated as reinsurance in our financial statements because it met the risk transfer tests of Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts (“SFAS No. 113”). We determined in 2005 that, as a result of a modification to the aggregate excess of loss agreement, as of the second quarter of 2002, the agreement no longer satisfied the risk transfer test of SFAS No. 113. We have concluded that this determination has no impact on our current financial statements. We also have concluded that the financial statement impact of not accounting for this agreement as reinsurance starting in the second quarter of 2002 would not be material, and therefore we have made no accounting adjustments to our historical financial statements.

As of January 2006, all of the material reinsurance agreements to which we had been a party had been terminated and commuted, and the reinsurers had been released from all future liabilities under the agreements.

As previously disclosed, there are ongoing governmental investigations regarding reinsurance, and the various regulatory authorities could reach conclusions different from our conclusions concerning the accounting treatment of our reinsurance agreements (see Item 3. Legal Proceedings). In addition, we ceded premium to the Michigan Catastrophic Claims Association (the “MCCA”), a mandatory facility in that state. Earned premium ceded to the MCCA was $9.4 million, $6.2 million, and $2.6 million for the twelve months ended December 31, 2005, 2004, and 2003, respectively.

Ratings

  Financial strength ratings are an important factor in establishing the competitive position of insurance companies and are important to our ability to market and sell our products. Rating organizations periodically review the financial positions of insurers. In April 2005, A.M. Best raised the rating of our insurance subsidiaries to "B++" (Very Good), with a stable outlook. B++ is the 5th highest of 15 rating levels, and according to A.M. Best, "B++" ratings are assigned to insurers that have a good ability to meet their current obligations to policyholders.  A.M. Best maintains a letter scale rating system ranging from "A++" (Superior) to "F" (in liquidation). This rating is subject to periodic review and revision by A.M. Best.

Regulatory Matters

We are subject to comprehensive regulation by government agencies in the states where our insurance subsidiaries are domiciled and licensed to transact business. State insurance laws and regulations are complex, and each jurisdiction's requirements are different. Certain states impose restrictions or require prior regulatory approval of certain corporate actions.

Required Licensing. We operate under licenses issued by various state insurance authorities. These licenses govern, among other things, the types of insurance coverage and agency and claim services that we may offer consumers in these states. We are issued such licenses typically only after we file an appropriate application and satisfy prescribed criteria. We must apply for and obtain the appropriate new licenses before we can implement any plan to expand into a new state or offer a new line of insurance or other new product that requires separate licensing.

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

Regulation of Insurance Rates and Approval of Policy Forms. The insurance laws of most states in which our insurance subsidiaries operate require insurance companies to file insurance rate schedules and insurance policy forms for review and approval. State insurance regulators have broad discretion in judging whether our rates are adequate, not excessive and not unfairly discriminatory and whether our policy forms comply with law. The speed at which we can change our rates depends, in part, on the method by which the applicable state's rating laws are administered. Generally, state insurance regulators have the authority to disapprove our rates or request changes in our rates.

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

Restrictions on Cancellation, Non-Renewal or Withdrawal. Many states have laws and regulations that limit an insurer's ability to exit a market. For example, certain states limit an automobile insurer's ability to cancel or not renew policies. Some states prohibit an insurer from withdrawing from one or more lines of business in the state, except pursuant to a plan approved by the state insurance department. In some states, this applies to significant reductions in the amount of insurance written, not just to a complete withdrawal. A state’s insurance department may disapprove a plan that may lead to market disruption. Laws and regulations that limit the cancellation or non-renewal of policies and that subject program withdrawals to prior approval requirements may restrict an insurer’s ability to exit unprofitable markets.

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

Regulation of Dividends. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders and meet our debt payment obligations is largely dependent on dividends or other distributions from our insurance subsidiaries and fees earned by non-insurance subsidiaries. State insurance laws restrict the ability of our insurance subsidiaries to pay stockholder dividends. These subsidiaries may not make an "extraordinary dividend" until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or the commissioner has approved the payment of the extraordinary dividend within the 30-day period.

In California, Ohio and Pennsylvania, three of our domiciliary states, an extraordinary dividend is generally defined as any dividend or distribution that, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurer's surplus as of the preceding December 31, or the insurer's net income for the 12-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. In addition, an insurer's remaining surplus after payment of a cash dividend or other distribution to stockholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. Finally, dividends may only be paid out of statutory earned surplus, which is similar in concept to retained earnings under GAAP.

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

 Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. As of December 31, 2005, under applicable restrictions, our insurance subsidiaries are permitted to pay up to $30.6 million of dividends without seeking regulatory approval.

Acquisitions of Control. The acquisition of control of an insurance company requires the prior approval of the insurance regulator in the states where it is domiciled. Generally, any person who directly or indirectly through one or more affiliates acquires 10% or more of the outstanding voting securities of the insurer or its parent company (5% or more in Florida) is presumed to have acquired control of the domestic insurer.

Shared or Residual Markets. Like other insurers, we are required to participate in mandatory shared market mechanisms or state pooling arrangements as a condition for maintaining our automobile insurance licenses to do business in various states. The purpose of these state-mandated arrangements is to provide insurance coverage to individuals who, because of poor driving records or other underwriting reasons, are unable to purchase such coverage voluntarily provided by private insurers. The states can assign these risks to all insurers licensed in the state. The maximum volume of such risks that the state can assign to any one insurer typically is based on that insurer's annual premium volume in that state. While this mandated business typically is not profitable for us, our underwriting results related to these states' organizations have not been material to our overall results of operations and financial condition.

Guaranty Funds. Under state insurance guaranty fund laws, the state can assess insurers doing business in a state for certain obligations of insolvent insurance companies to policyholders and claimants. Maximum contributions permitted by laws in any one year vary between 1% and 2% of annual written premiums in the states in which we operate, but it is possible that individual states could raise caps on such contributions if there are numerous or large insolvencies. In most states, insurance companies can recover guaranty fund assessments either through future policy surcharges or offsets to state premium tax liability.

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

The National Association of Insurance Commissioners has adopted an amendment to the Producer Licensing Model Act that would require additional disclosures by brokers and agents to insureds regarding compensation paid by insurers to brokers and agents. The insurance departments of various states also have proposed regulations pertaining to the duties of brokers and agents to insureds. At the present time, we cannot determine the final form of such proposals, whether they will be implemented and their impact on the insurance industry and on our business. We do not offer incentives, such as contingent commissions, to agents or brokers.

Unfair Claims Practices. Generally, state statutes prohibit insurance companies, adjusting companies and individual claims adjusters from engaging in unfair claims practices on a flagrant basis or with such frequency to indicate a general business practice. Unfair claims practices include:

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

Periodic Financial and Market Conduct Examinations. The state insurance departments that have jurisdiction over our insurance subsidiaries may conduct on-site visits and examinations of our insurers' affairs, including their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Typically, these examinations are conducted every three to five years. In addition, if circumstances dictate, regulators are authorized to conduct special or target examinations of insurers to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination or assessing fines or other penalties against that company. Currently, there are eight such examinations and related proceedings in progress. The outcome of these examinations and related proceedings are uncertain and, at the present time, we cannot determine their impact on us.

Utilization of Credit Information as Part of Rating Process. Our insurance subsidiaries generally use financial responsibility or credit information (which we refer to as “credit”) as part of the rating process in states that permit its use. Both our data and industry data have shown that credit is an effective predictor of insurance risk. Use of credit in underwriting and rating is the subject of significant regulatory and legislative activity. Some legislators and regulators have expressed concerns related to the use of credit, including perceptions that the use of credit may have a disparate impact on the poor and certain minority groups, questions regarding the accuracy of credit reports, the perceived lack of a demonstrated causal relationship between credit and insurance risk, the treatment of persons with limited or no credit, the impact on credit of extraordinary life events (e.g., catastrophic injury or death of a spouse), and the credit attributes applied in the credit scoring models used by insurers. A number of state insurance departments have issued bulletins, directives or regulations to regulate the use of credit by insurers. In addition, a number of states are considering or have passed legislation to regulate insurers’ use of credit. Congress also has mandated that the federal government conduct a disparate impact study of the use of credit. There may be future legislative and regulatory actions that further prohibit or restrict the use of credit by insurers. At this time, we cannot determine the outcome of such actions and their impact on the insurance industry and on our business.

Recent Regulatory Developments.  The California Department of Insurance has issued a directive prohibiting automobile insurers from giving insureds a discount for having had prior insurance with another automobile insurer. Like many other automobile insurers, we had offered such a discount to its insureds. In addition, the California Department of Insurance has proposed regulations that would effectively further restrict the use of territory (where an insured resides) as a rating factor in setting automobile insurance rates.

The Florida Office of Insurance Regulation, with the approval of Florida’s Financial Services Commission, has proposed a rule that would require insurers to show that the use of credit as part of the rating process does not have a disparate impact on a particular group. The Insurance industry trade associations are currently challenging the proposed rule in an administrative proceeding.

The Governor of Michigan recently introduced a package of legislative proposals that would, among other things, roll back automobile insurance rates by 20%, ban the use of credit as part of the rating process, and seek changes in the law to make it easier for claimants to file tort claims.

At this time, we cannot determine the outcome of such developments and their impact on the insurance industry and on our business.

Employees

As of March 3, 2006, we had 1,205 employees, none of whom were covered by collective bargaining agreements.

Trademarks

We own various registered trademarks and have various trademarks currently pending with the U.S. Trademark office. Our trademarks are not essential to our operations as a whole.

Available Information

Our Internet address is www.bristolwest.com. Please note that our Internet address is included in this Annual Report on Form 10-K as an inactive textual reference only. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report. We file and furnish annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we make available free of charge most of our SEC filings through our Internet website as soon as reasonably practicable after we electronically file these materials with the SEC. You may access these SEC filings via the hyperlink that we provide on our website to a third-party SEC filings website. We also make available on our website the charters of our Audit Committee, our Compensation Committee, and our Corporate Governance and Nominating Committee, as well as the Corporate Governance Guidelines adopted by our Board of Directors, our Code of Conduct and Business Ethics, and our Code of Conduct and Business Ethics Policy for Chief Executive Officer and Senior Financial Officers. We will also provide copies of these documents, without charge, at the written request of any stockholder of record. Requests for copies should be mailed to: Bristol West Holdings, Inc., 5701 Stirling Road, Davie, FL 33314, Attention: Corporate Secretary.

Cautionary Statements for Purposes of Forward-Looking Statements/Information

Investors are cautioned that certain statements contained in this report, as well as some statements by us in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about us that are not historical facts are “forward-looking statements,” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that are predictive in nature, depend upon or refer to future events or conditions, or include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes” and similar expressions. Forward-looking statements also include any statements concerning future financial performance (including future revenues, earnings, cash flow or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management. Forward-looking statements are based on our current expectations and beliefs concerning future events and involve risks, uncertainties and assumptions, among other things, about us, economic and market factors and the automobile insurance industry. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include those factors that are more particularly described below under the heading “Item 1A. Risk Factors.” We believe that our forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 1A. Risk Factors

An investment in our common stock involves a number of risks. Investors should carefully consider the following information, together with the other information contained in this Annual Report on Form 10-K, before investing in our common stock. Further, such factors could cause actual results to differ materially from those contained in any forward-looking statement contained in this report, statements by us in periodic press releases and oral statements by Company officials to securities analysts and stockholders during presentations about us. See “Item 1. Business - Cautionary Statements for Purposes of Forward-Looking Statements/Information” above.

We face intense competition from other automobile insurance providers.

The non-standard automobile insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete with both large national insurance providers and smaller regional companies. The largest automobile insurance companies include The Progressive Corporation, The Allstate Corporation, State Farm Mutual Automobile Insurance Company, GEICO, Farmers Insurance Group, Safeco Corp., and American International Group (AIG). Our chief competitors include some of these companies as well as Mercury General Corporation, Infinity Property & Casualty Corporation, Affirmative Insurance Holdings, Inc., and Direct General Corporation. Some of our competitors have more capital, higher ratings and greater resources than we have, and may offer a broader range of products and lower prices and down payments than we offer. Some of our competitors that sell insurance policies directly to customers, rather than through agencies or brokerages as we do, may have certain competitive advantages, including increased name recognition among customers, direct relationships with policyholders and potentially lower cost structures. In addition, it is possible that new competitors will enter the non-standard automobile insurance market. Our loss of business to competitors could have a material impact on our growth and profitability. Further, competition could result in lower premium rates and less favorable policy terms and conditions, which could reduce our underwriting margins.

Our concentration on non-standard automobile insurance could make us more susceptible to unfavorable market conditions.

We underwrite primarily non-standard automobile insurance. Given this focus, negative developments in the economic, competitive or regulatory conditions affecting the non-standard automobile insurance industry could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, these developments could have a greater effect on us, compared to more diversified insurers that also sell other types of automobile insurance products. Our profitability can be affected by cyclicality in the non-standard automobile insurance industry caused by price competition and fluctuations in underwriting capacity in the market, as well as changes in the regulatory environment.

Our success depends on our ability to price the risks we underwrite accurately.

      Our results of operations and financial condition depend on our ability to underwrite and set rates accurately for a full spectrum of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, loss adjustment expenses and underwriting expenses and to earn a profit. If we fail to assess accurately the risks that we assume, we may fail to establish adequate premium rates, which could reduce our income and have a material adverse effect on our results of operations, financial condition or cash flows.

In order to price our products accurately, we must collect and properly analyze a substantial volume of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result price our products accurately, is subject to a number of risks and uncertainties, including, without limitation:

•	availability of sufficient reliable data;
•	incorrect or incomplete analysis of available data;

•	uncertainties inherent in estimates and assumptions, generally;
•	selection and application of appropriate rating formulas or other pricing methodologies;
•	unanticipated or inconsistent court decisions, legislation or regulatory action;
•	ongoing changes in our claim settlement practices, which can influence the amounts paid on claims;
•	changing driving patterns, which could adversely affect both frequency and severity of claims;
•	unexpected inflation in the medical sector of the economy, resulting in increased bodily injury and personal injury protection claim severity; and
•	unanticipated inflation in automobile repair costs, automobile parts prices and used automobile prices, adversely affecting automobile physical damage claim severity.

Such risks may result in our pricing being based on inadequate or inaccurate data or inappropriate analyses, assumptions or methodologies, and may cause us to estimate incorrectly future increases in the frequency or severity of claims. As a result, we could underprice risks, which would negatively affect our profit margins, or we could overprice risks, which could reduce our volume and competitiveness. In either event, our results of operations, financial condition and cash flows could be materially and adversely affected.

Our losses and loss adjustment expenses may exceed our loss and loss adjustment expense reserves, which could adversely impact our results of operation, financial condition and cash flows.

Our financial statements include loss and loss adjustment expense reserves, which represent our best estimate of the amounts that we will ultimately pay on claims and the related costs of adjusting those claims as of the date of the financial statements. We rely heavily on our historical loss and loss adjustment expense experience in determining these loss and loss adjustment expense reserves. The historic development of reserves for losses and loss adjustment expenses may not necessarily reflect future trends in the development of these amounts. In addition, factors such as inflation, claims settlement patterns and legislative activities and litigation trends may also affect loss and loss adjustment expense reserves. As a result of these and other risks and uncertainties, ultimate paid losses and loss adjustment expenses may deviate, perhaps substantially, from our estimates of losses and loss adjustment expenses included in the loss and loss adjustment expense reserves in our financial statements. If actual losses and loss adjustment expenses exceed our expectations, our net income and our capital would decrease. Actual paid losses and loss adjustment expenses may be in excess of the loss and loss adjustment expense reserve estimates reflected in our financial statements. For additional information regarding our loss reserves, see "Item 1. Business - Loss and Loss Adjustment Expense Reserves” above.

We are subject to comprehensive regulation, and our ability to earn profits may be adversely affected by these regulations.

We are subject to comprehensive regulation by government agencies in the states where our insurance subsidiaries are domiciled and where these subsidiaries issue policies and handle claims. Certain states impose restrictions or require prior regulatory approval of certain corporate actions, which may adversely affect our ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow our business profitably. In addition, certain federal laws impose additional requirements on insurers. Our ability to comply with these laws and regulations, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to our success.

Required Licensing.    We operate under licenses issued by various state insurance authorities. If a regulatory authority denies or delays granting a new license, our ability to enter that market quickly can be substantially impaired.

Transactions Between Insurance Companies and Their Affiliates.    Transactions between our subsidiaries and their affiliates (including us) generally must be disclosed to the state regulators, and prior approval of the applicable regulator generally is required before any material or extraordinary transaction may be consummated. State regulators may refuse to approve or delay approval of such a transaction, which may impact our ability to innovate or operate efficiently.

Regulation of Insurance Rates and Approval of Policy Forms.    The insurance laws of the states in which our insurance subsidiaries operate require insurance companies to file insurance rate schedules and insurance policy forms for review and/or approval. If, as permitted in some states, we begin using new rates before they are approved, we may be required to issue refunds or credits to our policyholders if the new rates are ultimately deemed excessive or unfair and disapproved by the applicable state regulator. Accordingly, our ability to respond to market developments or increased costs in that state can be adversely affected.

Restrictions on Cancellation, Non-Renewal or Withdrawal.    Many states have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states limit an automobile insurer’s ability to cancel or not renew policies. Some states prohibit an insurer from withdrawing from one or more lines of business in the state, except pursuant to a plan approved by the state insurance department. In some states, this restriction applies to significant reductions in the amount of insurance written, not just to a complete withdrawal. These laws and regulations could limit our ability to exit or reduce our writings in unprofitable markets or discontinue unprofitable products in the future.

Other Regulations.    We must also comply with regulations involving, among other things:

•	the use of non-public consumer information and related privacy issues;
•	investment restrictions;
•	the use of credit history in underwriting and rating;
•	the payment of dividends;
•	the acquisition or disposition of an insurance company or of any company controlling an insurance company;
•	the involuntary assignments of high-risk policies, participation in reinsurance facilities and underwriting associations, assessments and other governmental charges; and
•	reporting with respect to financial condition.

Compliance with laws and regulations addressing these and other issues often will result in increased administrative costs. In addition, these laws and regulations may limit our ability to underwrite and price risks accurately, prevent us from obtaining timely rate increases necessary to cover increased costs and may restrict our ability to discontinue unprofitable relationships or exit unprofitable markets. These results, in turn, may adversely affect our results of operation or our ability or desire to grow our business in certain jurisdictions. The failure to comply with these laws and regulations may also result in actions by regulators, fines and penalties, and in extreme cases, revocation of our ability to do business in that jurisdiction. In addition, we may face individual and class action lawsuits by our insureds and other parties for alleged violations of certain of these laws or regulations.

Our insurance subsidiaries are subject to minimum capital and surplus requirements. Our failure to meet these requirements could subject us to regulatory action.

The laws of the states of domicile of our insurance subsidiaries impose risk-based capital standards and other minimum capital and surplus requirements. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we may be unable to do.

Regulation may become more extensive in the future, which may adversely affect our business.

States may make existing insurance laws and regulations more restrictive in the future or enact new restrictive laws. In such events, we may seek to reduce our premium writings in, or to withdraw entirely from, these states. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. We are unable to predict whether and to what extent new laws and regulations that would affect our business will be adopted in the future, the timing of any such adoption and what effects, if any, they may have on our financial condition, results of operations, and cash flows.

Our failure to pay claims accurately could adversely affect our business, financial condition, results of operations and  cash flows.

We must accurately evaluate and pay claims that are made under our policies. Many factors affect our ability to pay claims accurately, including the training and experience of our claims representatives, our claims organization’s culture and the effectiveness of our management, our ability to develop or select and implement appropriate procedures and systems to support our claims functions and other factors. Our failure to pay claims accurately could lead to material litigation, undermine our reputation in the marketplace, impair our image and materially adversely affect our financial condition, results of operations and cash flows.

In addition, if we do not train new claims employees effectively or lose a significant number of experienced claims employees our claims department’s ability to handle an increasing workload could be adversely affected. In addition to potentially requiring that growth be slowed in the affected markets, we could suffer in decreased quality of claims work, which in turn could lower our operating margins.

As a holding company, we are dependent on the results of operations of our subsidiaries and their ability to transfer funds to us to meet our obligations.

We are a holding company without significant operations of our own. Dividends from our subsidiaries are our principal source of funds to meet our cash needs, including debt service payments and other expenses, and to pay dividends to our stockholders. Insurance laws limit the ability of our insurance subsidiaries to pay dividends to us. In addition, for competitive reasons, our insurance subsidiaries maintain financial strength ratings that require us to sustain certain capital levels in those subsidiaries. The need to maintain these required capital levels may affect the ability of our insurance subsidiaries to pay dividends to us. Under applicable restrictions, as of December 31, 2005, our insurance subsidiaries were permitted to pay up to $30.6 million of dividends without seeking regulatory approval. Our non-insurance subsidiaries’ ability to pay dividends to us is not limited by insurance law. Nevertheless, these non-insurance subsidiaries’ earnings are dependent on fees paid by policyholders, and those fees are subject to insurance regulation. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

The policy service fee revenues could be adversely affected by insurance regulation.

Policy service fee revenues have provided additional revenues equivalent to approximately 10% of gross earned premium. These fees include policy origination fees and installment fees to compensate us for the costs of providing installment payment plans, as well as late payment, policy cancellation, policy rewrite and reinstatement fees. Our revenues could be reduced by changes in insurance regulation that restrict our ability to charge these fees. Those arrangements are subject to insurance holding company act regulation in the states where our insurance subsidiaries are domiciled. Continued payment of these fees could be affected if insurance regulators in these states determined that these arrangements are not permissible under the insurance holding company acts.

New pricing, claim and coverage issues and class action litigation are continually emerging in the automobile insurance industry, and these new issues could adversely impact our results of operations and financial condition.

As automobile insurance industry practices and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to claims, coverage and business practices may emerge. These issues can have an adverse effect on our business by changing the way we price our products, including limiting the factors we may consider when we underwrite risks, by extending coverage beyond our underwriting intent, by increasing the size or frequency of claims or by requiring us to change our claims handling practices and procedures or our practices for charging fees. The effects of these unforeseen emerging issues could negatively affect our results of operations, financial condition and cash flows.

We may be unable to attract and retain independent agents and brokers.

We distribute our products exclusively through independent agents and brokers. We compete with other insurance carriers to attract producers and maintain commercial relationships with them. Some of our competitors offer a larger variety of products, lower prices for insurance coverage or higher commissions. We may not be able to continue to attract and retain independent agents and brokers to sell our products. Our inability to continue to recruit and retain productive independent agents and brokers would have an adverse effect on our financial condition and results of operations and could impact our cash flows.

Our failure to maintain a commercially acceptable financial strength rating of our insurance subsidiaries could significantly and negatively affect our ability to implement our business strategy successfully.

Financial strength ratings are an important factor in establishing the competitive position of insurance companies and have an effect on an insurance company’s sales.  A.M. Best maintains a letter scale rating system ranging from “A++ (Superior)” to “F” (in liquidation). In April 2005, A.M. Best assigned our insurance subsidiaries a rating of “B++” (Very Good), which is the 5th highest of 15 rating levels. According to A.M. Best, “B++” ratings are assigned to insurers that have a good ability to meet their ongoing obligations to policyholders. The rating of our insurance subsidiaries is subject to at least annual review by, and may be revised downward or revoked at the sole discretion of, A.M. Best. Many of our competitors have ratings higher than those of our insurance subsidiaries. A downgrade in the financial strength rating of our insurance subsidiaries would have an adverse impact on our ability to effectively compete with other insurers with higher ratings or our attractiveness to policyholders and agents and brokers.

A.M. Best bases its ratings on factors that concern policyholders and not upon factors concerning investor protection. Such ratings are subject to change and are not recommendations to buy, sell or hold securities.

We rely on information technology and telecommunication systems, and the failure of these systems could materially and adversely affect our business.

Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewal business, provide customer service, make claims payments and facilitate collections and cancellations. These systems also enable us to perform actuarial and other modeling functions necessary for underwriting and rate development. The failure of these systems could interrupt our operations or materially impact our ability to evaluate and write new business. Because our information technology and telecommunication systems interface with and depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to write and process new and renewal business and provide customer service or compromise our ability to pay claims in a timely manner. This outcome could result in a material adverse effect on our business and our results of operations, financial condition and cash flows.

We are parties to multiple lawsuits, which, if decided adversely against us, could have a negative impact on our financial results.

We are named as a defendant in a number of lawsuits, including certain class action lawsuits challenging various aspects of our business operations, and lawsuits that allege bad faith and seek extra-contractual damages from us in addition to damages claimed under an insurance policy. We may be subject to further litigation in the future. Litigation, by its very nature, is unpredictable and the outcome of any case is uncertain. We are unable to predict the precise nature of the relief that may be sought or granted in any lawsuits or the effect that pending or future cases may have on our results of operations, financial condition and cash flows. For additional information regarding such lawsuits, see “Item 3. Legal Proceedings” below.

Our ability to operate our company effectively could be impaired if we lose key personnel.

We manage our business with a number of key personnel, including our executive officers, the loss of whom could have a material adverse effect on our business and our results of operations, financial condition and cash flows. Only our Chairman and Chief Executive Officer, James R. Fisher, has an employment agreement with us, which has a current term that expires on June 30, 2006. Effective July 1, 2006, Mr. Fisher will relinquish his position as Chief Executive Officer and continue to serve as Executive Chairman of the Board. In addition, as our business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. We may not be able to continue to employ key personnel and may not be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business and our results of operations, financial condition and cash flows. We do not have “key person” life insurance to cover our executive officers.

Our debt service obligations could impede our operations, flexibility and financial performance.

Our level of debt could affect our financial performance. As of December 31, 2005, we had consolidated indebtedness (other than trade payables and certain other short term debt) of approximately $69.9 million and additional availability under our credit facility of $50.0 million. In addition, borrowings under our credit agreement bear interest at rates that may fluctuate. Therefore, increases in interest rates on the obligations under our credit agreement would adversely affect our income and cash flow that would be available for the payment of interest and principal on the loans under our credit agreement. Our interest expense for the year ended December 31, 2005 was $4.2 million.

Our level of debt could have important consequences, including the following:

•
we will need to use a portion of the money we earn to pay principal and interest on outstanding amounts due under our credit facility, which will reduce the amount of money available to us for financing our operations and other business activities;

•	we may have a much higher level of debt than certain of our competitors, which may put us at a competitive disadvantage;
•	we may have difficulty borrowing money in the future; and
•	we could be more vulnerable to economic downturns and adverse developments in our business.

We continue to expect to obtain the money to pay dividends to our stockholders, to pay our expenses and to pay the principal and interest on our outstanding debt from our operations. Our ability to meet our expenses and debt service obligations thus depends on our future performance, which will be affected by financial, business, economic, demographic and other factors, including competition.

If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. In that event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all.

We are subject to restrictive debt covenants, which may restrict our operational flexibility.

Our credit facility contains various operating covenants, including among other things, restrictions on our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. These restrictions could limit our ability to take actions that require funds in excess of those available to us.

Our credit facility also requires us to maintain specified financial ratios and satisfy financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control and we cannot assure that we will meet those ratios and tests. A breach of any of these covenants, ratios, tests or restrictions could result in an event of default under the credit facility. If an event of default exists under the credit facility, the lenders could elect to declare all outstanding amounts immediately due and payable. If the lenders under our credit facility accelerate the payment of the indebtedness, we cannot assure that our assets would be sufficient to repay in full that indebtedness and our other indebtedness that would become due as a result of any acceleration.

Adverse securities market conditions can have significant and negative effects on our investment portfolio.

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2005, 99.6% of our investment portfolio was invested in fixed maturity securities with the remainder in one private preferred stock position. Certain risks are inherent in connection with fixed maturity securities, including loss upon default and price volatility in reaction to changes in interest rates, credit spreads, deterioration in the financial condition of the issuers and general market conditions. An increase in interest rates lowers prices on fixed maturity securities, and any sales we make during a period of increasing interest rates may result in losses. Also, investment income earned from future investments in fixed maturity securities will decrease if interest rates decrease.

In addition, our investment portfolio is subject to risks inherent in the capital markets. The functioning of those markets, the values of our investments and our ability to liquidate investments on short notice may be adversely affected if those markets are disrupted by national or international events including, without limitation, wars, terrorist attacks, recessions or depressions, high inflation or a deflationary environment, the collapse of governments or financial markets, and other factors or events.

If our investment portfolio were impaired by market or issuer-specific conditions to a substantial degree, our financial condition, results of operations and cash flows could be materially adversely affected. Further, our income from these investments could be materially reduced, and write-downs of the value of certain securities could further reduce our profitability. In addition, a decrease in value of our investment portfolio could put us at risk of failing to satisfy regulatory capital requirements. If we were not able to supplement our subsidiaries’ capital by issuing debt or equity securities on acceptable terms, our ability to continue growing could be adversely affected.

Our operations could be adversely affected if conditions in the states where our business is concentrated were to deteriorate.

For the year ended December 31, 2005, we generated approximately 75% of our gross premiums written in our top three states, California, Florida and Michigan. California, our largest market, represented approximately 46% of our gross premiums written in 2005. Our revenues and profitability are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in those states. Changes in any of those conditions could have an adverse effect on our results of operations, financial condition and cash flows. Adverse regulatory developments in any of those states, which could include, among others, reductions in the rates permitted to be charged, inadequate rate increases, restrictions on our ability to reject applications for coverage or on how we handle claims, or more fundamental changes in the design or implementation of the automobile insurance regulatory framework, could have a material adverse effect on our results of operations, financial condition and cash flows.

Severe weather conditions and other catastrophes may result in an increase in the number and amount of claims filed against us.

Our business is also exposed to the risk of severe weather conditions and other catastrophes in the states in which we operate. Catastrophes include severe winter weather, hurricanes, tornadoes, hail storms, floods, windstorms, earthquakes, fires and other events such as terrorist attacks and riots, each of which tends to be unpredictable. Such conditions generally result in higher incidence of automobile accidents and increase the number of claims. Because many of our insureds live near the coastlines, we have potential exposure to hurricanes and major coastal storms. In addition, our business could be impaired if a significant portion of our business or systems were shut down by, or if we were unable to gain access to certain of our facilities as a result of such an event. If such events were to occur with enough severity, our results of operations, financial condition and cash flows could be materially adversely affected.

The loss of, or significant reduction in, business from our largest producers could adversely affect our financial condition and results of operations.

Some of our producers are material to our business. For the year ended December 31, 2005, our top 10 producers, as measured by premium value, accounted for 22.4% of our gross written premium. Although we believe that our relationships with our major producers are good, we do not have long-term contracts with any of them, which is typical of our industry. If any of these producers were to reduce their business with us, or if we were unable to continue to do business with them on terms as favorable to us as our current terms or at all, our financial condition, results of operations and cash flows could suffer materially.

We have terminated and commuted our significant reinsurance agreements; therefore, we will retain more risk, which could result in losses.

Effective January 2006, all of the material reinsurance agreements to which we had been a party had been terminated and commuted, and the reinsurers have been released from all future liabilities under the agreements. Thus, we will retain more gross premiums written over time, but will also retain more of the related losses. The termination and commutation of our significant reinsurance agreements will increase our risk and exposure to losses, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our financial condition may be adversely affected if one or more parties with which we enter into significant contracts becomes insolvent or experiences other financial hardship.

Our business is dependent on the performance by third parties of their responsibilities under various contractual relationships, including without limitation, contracts for the acquisitions of goods and services (such as telecommunications and information technology software, equipment and support and other services that are integral to our operations) and arrangements for transferring certain of our risks (including our corporate insurance policies). If one or more of these parties were to default on the performance of their obligations under their respective contracts or determine to abandon or terminate support for a system, product or service that is significant to our business, we could suffer significant financial losses and operational problems, which could in turn adversely affect our financial condition, results of operations and cash flows.

Item 1B. Unresolved Staff Comments

Not applicable - there are no unresolved staff comments.

Item 2. Properties

We lease an aggregate of approximately 324,000 square feet of office space in numerous cities throughout the United States. Our most significant leased office spaces are located in Davie, Florida with approximately 100,000 square feet; Independence, Ohio with approximately 60,000 square feet; Orange, California with approximately 39,000 square feet; Phoenix, Arizona with approximately 24,000 square feet; and Centennial, Colorado with approximately 29,000 square feet. During 2005, we terminated the lease for the Anaheim, CA office, with approximately 50,000 square feet, and relocated the office to leased facilities in Orange, CA, with approximately 39,000 square feet.

Item 3. Legal Proceedings

On April 21, 2005, we received a subpoena from the Florida Office of Insurance Regulation (the “FOIR”) requesting documents related to all reinsurance agreements to which we have been a party since January 1, 1998. On May 2, 2005, we received a subpoena from the SEC seeking documents relating to “certain loss mitigation insurance products.” On June 14, 2005, we received a grand jury subpoena from the United States Attorney for the Southern District of New York (the “USAO”) seeking information related to our finite reinsurance activities. We have been informed that other insurance industry participants have received similar subpoenas.

We are cooperating with the FOIR, the SEC and the USAO. The SEC and the USAO have continued to request that we supply additional documents and information, including interviews of various individuals. All of the material reinsurance agreements to which we have been a party have been terminated and settled, and the reinsurers have been released from all future liabilities under the agreements. Inasmuch as the governmental investigations are ongoing and the various regulatory authorities could reach conclusions different from our conclusions concerning the treatment of these transactions that are reflected in our financial statements, it would be premature to reach any conclusions as to the likely outcome of these matters or their potential impact upon us.

We are named as a defendant in a number of class action and individual lawsuits arising in the ordinary course of business, the outcomes of which are uncertain at this time. These cases include those plaintiffs who are seeking restitution, damages and other remedies as a result of our alleged failure to timely return unearned premium, our alleged failure to properly reimburse claimants for certain expenses and other cases challenging various aspects of our claims and marketing practices and business operations.  We plan to contest the outstanding suits vigorously. We believe the current assumptions and other considerations we use to estimate our potential liability for litigation are appropriate. While it is not possible to know with certainty the ultimate outcome of these claims or lawsuits, we believe we have adequately reserved for our existing known litigation and that such litigation will not have a material effect on our future financial condition or results of operations. In view of the uncertainties regarding the outcome of these claims or lawsuits, as well as the tax-deductibility of related payments, it is possible that the ultimate cost to us of these claims or lawsuits could exceed the reserves we establish by amounts that would have a material adverse effect on our future financial condition or results of operations in a particular quarter or year.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2005.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.01 per share par value (“Common Stock”), has been listed on the New York Stock Exchange under the symbol "BRW" since our initial public offering on February 12, 2004. There was no public market for our Common Stock prior to this date. The following table sets forth the high, low, and closing market prices of our Common Stock during each of the four calendar quarters of 2005 and 2004.

For the quarter ended:	High	Low	Close	Dividends per Share

March 31, 2005	$21.80	$14.91	$15.50	$0.05
June 30, 2005	18.49	14.76	18.30	0.07
September 30, 2005	19.64	15.80	18.25	0.07
December 31, 2005	19.75	17.12	19.03	0.07

For the quarter ended:	High	Low	Close	Dividends per Share

March 31, 2004 (a)	$22.45	$19.70	$20.40	$-
June 30, 2004	21.95	17.75	18.19	0.05
September 30, 2004	18.62	16.05	17.14	0.05
December 31, 2004	20.55	15.22	20.00	0.05

(a) Beginning with our initial public offering on February 12, 2004.

As of March 2, 2006, there were 1,150 registered holders of record of our Common Stock. A significant number of outstanding shares of Common Stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.

After our initial public offering in February 2004, we declared and paid quarterly dividends. We paid $0.26 per common share for a total dividend payout of $8.0 million with respect to our Common Stock during the year ended December 31, 2005 and $0.15 per common share for a total dividend payout of $4.7 million during the year ended December 31, 2004. The declaration and payment of dividends is subject to the discretion of our Board of Directors, and will depend on, among other things, our financial condition, results of operations, capital and cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by our subsidiaries, restrictions under our credit facility on our ability to pay dividends to our stockholders and other factors deemed relevant by the Board of Directors. For a discussion of our cash resources and needs, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

Securities Authorized for Issuance Under Equity Compensation Plans

      The section under the heading “Executive Compensation” entitled “Equity Compensation Plan Information” in the Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2005, is incorporated herein by reference.

      For additional information concerning our capitalization, please see “Note 10. Stock Ownership” of the Consolidated Financial Statements included herein.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2005.

Purchases of Equity Securities by the Registrant

During the quarter ended December 31, 2005, we purchased the following number of shares of our Common Stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1, 2005 to October 31, 2005	-	$-	-	$20,000,000
November 1, 2005 to November 30, 2005	31,100	18.43	31,100	19,426,953
December 1, 2005 to December 31, 2005	20,000	18.93	20,000	19,048,255
Total	51,100	$18.63	51,100	$19,048,255

(1)  On October 28, 2005, our Board of Directors authorized the repurchase of $20 million of our outstanding Common Stock.

Item 6. Selected Financial Data

The following table presents our historical financial and operating data as of the dates or for the periods indicated (see Note About Trade Ratios below). We derived the data as of and for each of the five years ended December 31, 2005 from our consolidated financial statements. The results of operations for past accounting periods are not necessarily indicative of the results to be expected for any future accounting periods. You should read this summary in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

	As of or For the Twelve Months Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in millions, except per share data)
Statement of Operations Data:
Revenues:
Net earned premium	$595.1	$325.3	$274.0	$241.0	$158.6
Net investment income	17.2	9.0	6.7	6.4	6.4
Realized (loss) gain on investments, net	(0.1)	-	1.2	0.3	1.0
Policy service fee revenues	62.5	74.1	69.2	47.3	36.1
Outsourcing servicing fees (a)	-	-	0.1	0.9	18.6
Other income	2.9	2.5	1.6	2.0	1.4
Total revenues	677.6	410.9	352.8	297.9	222.1

Costs and Expenses:
Losses and loss adjustment expenses incurred	394.6	219.4	199.7	200.5	128.9
Commissions and other underwriting expenses	154.1	58.4	51.8	42.1	50.3
Other operating and general expenses	38.1	31.3	24.2	19.3	19.9
Litigation expense (b)	-	-	17.4	14.3	-
Interest expense	4.2	3.0	3.1	4.6	9.0
Goodwill amortization	-	-	-	-	2.7
Extinguishment of debt	-	1.6	-	-	-
Stock based compensation expense	2.2	1.3	2.5	0.3	0.5
Total costs and expenses	593.2	315.0	298.7	281.1	211.3

Income before income taxes	84.4	95.9	54.1	16.8	10.8
Income tax expense	29.7	34.8	20.6	5.3	3.8
Net Income	$54.7	$61.1	$33.5	$11.5	$7.0

Balance Sheet Data:
Cash and investments	$487.3	$295.1	$150.5	$139.9	$114.2
Total assets	893.4	1,040.9	777.9	633.1	534.5
Unpaid losses and loss adjustment expenses	221.4	222.3	202.3	157.4	106.0
Long-term debt, including current portion	69.9	73.4	71.5	71.5	86.5
Total liabilities	556.4	718.6	639.1	530.3	446.0
Stockholders' equity	337.0	322.3	138.7	102.8	88.5

Operating Data:
Gross written premium	$617.9	$752.9	$648.2	$481.8	$316.6
Net written premium	653.1	369.0	263.0	236.3	133.3

Per Share Data:
Earnings per share - basic	$1.78	$1.99	$1.41	$0.48	$0.30
Earnings per share - diluted	1.70	1.89	1.32	0.48	0.30
Book value per share	11.13	10.11	5.82	4.32	3.72

Ratios:
Loss ratio	66.3%	67.4%	72.9%	83.2%	81.3%
Expense ratio	21.3%	4.1%	1.9%	4.6%	8.9%
Combined ratio	87.6%	71.5%	74.8%	87.8%	90.2%

a) Outsourcing service fees represent fees earned under a contract with Reliance Insurance Company for servicing policies and claims on the run-off of their non-standard automobile insurance business. We entered into this contract in connection with our acquisition of the non-standard automobile operations of Reliance Group Holdings in April 2001. These fees do not represent a recurring source of income.

b) Litigation expense represents expense associated with the settlements of certain class action lawsuits.

Note About Trade Ratios

Prior to the Quarterly Report on Form 10-Q that we filed with the SEC for the quarterly period ended September 30, 2005, we had employed trade ratio calculations (loss ratio, expense ratio and combined ratio) that were different from those used by other companies engaged in the private passenger automobile insurance business. We had calculated our loss and expense ratios with fee income and other income included in the divisor while the more widely used calculation includes fee income as a contra-expense in the dividend with the divisor consisting of earned premium only. Our methodology had caused our loss ratio to appear lower and expense ratio to appear higher than would have been the case had we employed the more widely used calculation.

In each of our filings that contained trade ratio calculations, we had described our methodology so that users of the documents would be cognizant of the methodology we employed. Beginning with the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, we conformed our calculation to the more widely used methodology to make it easier for investors to compare and contrast our performance with that of other industry participants.

We now calculate our trade ratios as follows:

Loss Ratio =	Losses and loss adjustment expenses incurred
Net earned premium

Expense Ratio =	( + Commissions and other underwriting expenses + Other operating and general expenses - Policy service fee revenue - Other income	)
Net earned premium

Combined Ratio =	Loss Ratio + Expense Ratio

All trade ratios included in this Annual Report on Form 10-K reflect this revised methodology.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

We have derived the following discussion and analysis of the results of operations for the three years ended December 31, 2005, and our financial condition as of each year-end, from the consolidated financial statements included elsewhere in this document. You should read this discussion and analysis in conjunction with such financial statements.

Overview

We derive our revenues principally from the following:

•	net premiums earned, which comprises the premiums we earn from sales of automobile insurance policies less those premiums that we cede to our reinsurers;

•	net investment income we earn on our invested assets;

•	policy service fee revenues, which are composed primarily of policy origination fees and installment fees billed to our policyholders; and

•	other income, which primarily represents commission income we earn on business written in Texas.

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

•	other operating and general expenses, which include general and administrative expenses, depreciation and other expenses; and

•	interest expense on debt.

Operating Results - Key States

The market conditions in the states in which we operate are competitive to varying degrees. Some companies with which we compete, primarily in California, do not verify certain underwriting information or default to lower values, which has the effect of lowering the premium they charge, and thus attract more business. In addition, some companies with which we compete pay incentives to agents and brokers. Also, some competitors spend significant sums on advertising. We have not relaxed our underwriting standards, do not advertise, and do not pay incentive commissions.

We monitor the rate and underwriting activity of the other market participants in each state in which we do business. We have noted some indications that the competitive conditions in some states may be stabilizing. During the fourth quarter of 2005, we began noting some moderation in rate decreases and began to see an up tick in rate filings where companies are raising rates. Overall, we observed 97 competitor rate revisions and new product introductions during the quarter ended December 31, 2005. These included 46 rate increases, 26 rate reductions, 10 revenue-neutral filings, and 15 introductions of new products.

In the aggregate, our gross written premium decreased by 18% in 2005 compared to 2004. Included in these figures is a change in the provision for expected policy cancellations that increased gross written premium by 3% for the year ended December 31, 2005 and by 6% for the year ended 2004. The purpose of the provision is to reduce installment premiums due in the future from policyholders as well as the related unearned premiums to the amount we expect to ultimately collect and earn.  Changes in the provision are generally driven by observed changes in the cancellation rate of in force policies and changes in the balance of unearned premium. There appear to be several reasons for the improvement in the cancellation rate. A greater proportion of our business is renewal business, which has better payment performance than new business. In addition, our stepped up retention efforts are positively affecting both the persistency of our business and our collection of past due balances. The decrease in the provision added $18.9 million and $46.3 million to gross written premium during 2005 and 2004, respectively, and a similar amount to reported unearned premiums and premiums receivable. The decrease has no effect on earned premium, and therefore, no direct effect upon reported net income.

Gross written premium before and after the change in the provision for cancellations for the three years ended December 31, 2005, 2004 and 2003 is set forth below.

	Twelve Months Ended			%	%
	December 31,			Change	Change
State	2005	2004	2003	2005	2004
	(dollars in millions)

California	$277.4	$396.2	$414.5	-30.0%	-4.4%
Florida	91.2	100.8	72.6	-9.5%	38.8%
Michigan	83.5	71.9	48.5	16.1%	48.2%
Texas	22.5	16.7	10.7	34.7%	56.1%
South Carolina	20.2	17.4	12.7	16.1%	37.0%
Pennsylvania	18.0	15.2	14.3	18.4%	6.3%
New Hampshire	15.7	12.9	7.5	21.7%	72.0%
Maine	14.1	13.2	11.6	6.8%	13.8%
Virginia	9.1	11.4	8.9	-20.2%	28.1%
Georgia	8.8	11.4	20.8	-22.8%	-45.2%
All other (includes 11 states)	38.5	39.5	30.4	-2.5%	29.9%
Gross written premium, before change in expected policy cancellation provision	$599.0	$706.6	$652.5	-15.2%	8.3%
Change in expected policy cancellation provision	18.9	46.3	(4.3)	n/m	n/m
Gross written premium	$617.9	$752.9	$648.2	-17.9%	16.2%

The average number of policies in force is a significant driver of our gross earned premium.  For the year ended December 31, 2005, the average number of policies in force decreased 9% to 446,140 from 487,652 for the comparable period of 2004, while our gross earned premium declined 7% over the same period. The table below shows our average number of policies in force and gross earned premium for the year ended December 31, 2005 compared to the corresponding period of 2004.

	Twelve Months Ended December 31,		%
	2005	2004	Change
	(in thousands)

Average number of policies in force	446.1	487.7	-8.5%

Gross earned premium	$646,944	$495,605	-7.0%

One aspect of our growth strategy is to increase the number of producers with which we do business. We attempt to target producers in geographic areas where we are under-represented and where we believe we can write profitable business.  During 2005, we increased our total number of producers to approximately 7,720 and our total number of producer locations to more than 10,360.

Over time, it is our goal to increase our geographic diversification. California continues to be our largest state, and California, Florida and Michigan accounted for 75% of our volume for 2005. However, our mix of premium writings has become more geographically diverse as we derived 46% of our gross written premium from California in 2005, down from 56% in 2004. Year-to-year changes in gross written premium, as enumerated above, vary significantly by state and are dependent upon a variety of factors, including competitive conditions and regulatory environments within those states, our strategies with respect to product pricing and the number and location of producers.

In California, our premium writings declined by 30% in 2005 and by 4% in 2004, as we observed intensifying competitive conditions in that state. In our other states, in the aggregate, our premium writings grew by 4% in 2005 and by 30% in 2004. In California, competitors’ filed rates remain stable, however, many have relaxed underwriting standards by not verifying mileage bands and other underwriting information, such as driving experience.  This behavior results in lower policy premium for some consumers, making it more difficult for companies not engaging in such practices to attract and retain customers.  We have not relaxed our underwriting standards and do not intend to do so in the future.

We have increased the number of producers in California to 1,099 with 1,896 locations as of December 31, 2005 from 917 producers with 1,602 locations at December 31, 2004. Our strategy remains to increase the number of producers, without over-saturating the market. We closely monitor the behavior of our new producers to ensure adherence to our underwriting standards.

New business application volume in California during the fourth quarter of 2005 was approximately 40% lower than the comparable quarter of 2004. This change gives us some indication that the market may be beginning to stabilize, as the rate of decline we experienced throughout the first three quarters of 2005 had been closer to 50%. In the latter part of 2005, we also noted improvement in our business retention, which offset some of the decline in our new business, resulting in our overall gross written premium declining by less than the decline in new business policies.

The table below shows our gross written premium by state and quarter for the twelve months ended December 31, 2005:

	Three Months Ended				Twelve Months Ended
State	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	December 31, 2005
	(dollars in millions)

California	$83.7	$72.2	$64.1	$57.5	$277.4
Florida	25.2	22.8	21.9	21.4	91.2
Michigan	22.5	20.3	21.1	19.7	83.5
Texas	6.2	5.6	5.7	5.0	22.5
South Carolina	6.1	4.0	5.3	4.9	20.2
Pennsylvania	3.4	4.1	4.6	5.9	18.0
New Hampshire	3.8	4.2	3.8	3.9	15.7
Maine	3.8	3.4	3.7	3.3	14.1
Virginia	2.6	2.1	2.2	2.2	9.1
Georgia	3.0	2.1	1.9	1.9	8.8
All other (includes 11 states)	10.3	8.5	9.9	9.2	38.5
Gross written premium, before change in expected policy cancellation provision	$170.6	$149.3	$144.2	$134.9	$599.0
Change in expected policy cancellation provision	(0.2)	8.5	3.9	6.8	18.9
Gross written premium	$170.4	$157.8	$148.1	$141.7	$617.9

In Florida, our second largest state, gross written premium declined by 10% for the year ended December 31, 2005 compared to 2004.  Although we experienced a decline in our year-to-year premium volume, we observed improvement in this market, especially in the last quarter of 2005, during which we tracked 32 rate increases, two rate decreases, and six revenue-neutral rate filings by companies with which we compete. We raised our rates by about 11% in this market on December 30, 2004, and some of the companies with which we compete raised their rates during the latter part of 2005. We continue to increase our producer representation in Florida with 1,289 producers and 1,582 locations as of December 31, 2005, up from 1,044 producers with 1,276 locations as of December 31, 2004.

We continue to experience strong growth in Michigan where our premium volume increased 16% for the year ended December 31, 2005 compared to 2004.  Our strategy in Michigan is to grow by increasing the number of producers in profitable geographic areas where we are under-represented. At December 31, 2005, we had 601 producers with 813 locations, up from 571 producers with 695 locations at December 31, 2004. Over time, we have built strong producer relationships based on the competitiveness of our products and customer service. Due to the recent market entrants and rate filing activity, we believe conditions will become more competitive in the future. The Governor of Michigan recently proposed legislation that would decrease automobile insurance rates by 20%, eliminate the use of credit as a rating variable, and seek changes in the law to make it easier for claimants to file tort claims. We are closely monitoring this situation.

Texas is our fourth largest state, and we experienced a very strong growth rate of 35% in our premium volume for the year ended December 31, 2005 compared to 2004. Our producer representation in Texas grew to 841 producers with 1,318 locations as of December 31, 2005, up from 521 producers with 867 locations as of December 31, 2004, increases of 61% and 52%, respectively. During the last quarter of 2005, we observed increasingly competitive market conditions in Texas, as we noted that filed rate decreases by companies with which we compete outnumbered rate increases. These rate decreases caused our competitive position to erode during the fourth quarter of 2005, during which we experienced a 9% decline in our premium volume compared to the same period of 2004. As with each state in which we do business, we are closely monitoring and analyzing our business in Texas.

Operations

We closely monitor staffing levels in relation to volume in our claims and policy service divisions. We also utilize various metrics to track service performance to ensure that service levels are meeting or exceeding our benchmarks. We continue to stress productivity as staff count had decreased by 9% to 1,213 as of December 31, 2005 compared to 1,326 as of December 31, 2004. This compares to a 7% decline in our gross earned premium for the year.

We modified rates 62 times during the year ended December 31, 2005. Six such modifications were for rate increases, 17 were decreases, and 39 were revenue neutral. In 2005, we decreased our overall rate level by 0.3%. We continuously monitor our rate levels and will continue to seek rate changes in states where warranted. In addition, we believe we can continue to improve our product structure by filing class plan changes that, through segmentation, we design to attract certain market segments that we have observed to produce favorable results relative to the overall market in a given state.

In the aggregate, we have now deployed point-of-sale underwriting in 18 states, and we utilized point of sale underwriting on 99% of new business applications in the fourth quarter of 2005.  We have fully deployed OneStep in South Carolina, California, and Ohio for both new business and endorsements. Additionally, we are in the process of deploying OneStep in Texas. We have deployed OneStep Raptor in all but three of our other states.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect amounts we report in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and, if changed, would impact amounts we report in the future. We have identified accounting policies involving estimates that we consider to be critical due to the amount of judgment and uncertainty inherent in the application of these policies.

Estimation of Unpaid Losses and Loss Adjustment Expenses. Our actuarial staff reviews our insurance subsidiaries' loss and loss adjustment expense reserves. When estimating our liability for losses and loss adjustment expenses under the terms of our insurance policies, we rely heavily on our historical loss and loss adjustment expense experience. We periodically adjust our loss and loss adjustment expense reserves for changes in product mix, underwriting standards and rules, loss cost trends and other factors. We also incorporate into our analyses factors such as the rate of inflation, claims settlement patterns and legislative activities and litigation trends that may impact our loss and loss adjustment expense reserves. As our experience develops or we learn additional information, we increase or decrease our loss and loss adjustment expense reserve levels, as necessary. These changes to our loss and loss adjustment expense reserves are reflected in our results of operations in the period in which our estimates change. Ultimately, our actual losses and loss adjustment expenses may differ materially from the estimates we have recorded.

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

For the year ended December 31, 2005, we experienced an insignificant amount of adverse development on loss and loss adjustment expense reserves related to prior years compared to $2.5 million of adverse development during the year ended December 31, 2004.

If our estimate of gross unpaid losses and loss adjustment expenses of $221.4 million at December 31, 2005 decreases or increases in 2006 by one percent, our net income or loss for 2005 would decrease or increase by $1.4 million after tax (assuming an effective tax rate of 35.17%). If the increase were to be wholly or partly caused by gross losses ceded to the MCCA state reinsurance facility, the impact on net income would be reduced because the covered portion of the loss would be ceded to the MCCA.

Accruals for Litigation. We continually evaluate potential liabilities and reserves for litigation using the criteria established by Statement of Financial Accounting Standards, or SFAS, No. 5, "Accounting for Contingencies." We have a quarterly monitoring process involving legal and accounting professionals. Legal personnel first identify outstanding corporate litigation and regulatory matters posing a reasonable possibility of loss. Legal personnel then review these matters to evaluate the facts and changes since the last review in order to determine if we should record or adjust a provision for loss, the amount that we should record, and any appropriate disclosure regarding the provision, and communicate such information to accounting personnel. We believe the current assumptions and other considerations we use to estimate our potential liability for litigation are appropriate. While it is not possible to know with certainty the ultimate outcome of these claims or lawsuits, we believe we have adequately reserved for our existing known litigation and that such litigation will not have a material effect on our future financial condition or results of operations. In view of the uncertainties regarding the outcome of these claims or lawsuits, as well as the tax-deductibility of related payments, it is possible that the ultimate cost to us of these claims or lawsuits could exceed the reserves we establish by amounts that would have a material adverse effect on our future financial condition or results of operations in a particular quarter or year.

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

Results of Operations

Twelve Months Ended December 31, 2005 compared to Twelve Months Ended December 31, 2004

Revenues

The following table shows the gross and ceded written and earned premium for the twelve months ended December 31, 2005 and 2004.

	Twelve Months Ended December 31,
	2005		2004
	(dollars in thousands)

Gross written premium	$617,873		$752,859

Ceded written premium:
Quota share reinsurance and other	71,052		383,848
Effect of reinsurance commutation	(106,310	) *	-
Total ceded written premium	(35,258)		383,848

% Ceded, excluding effect of reinsurance commutation	11.5%		51.0%

Gross earned premium	$646,944		$695,605
Ceded earned premium	51,872		370,284
% Ceded	8.0%		53.2%

* Amount represents the unearned premium previously ceded under our 2002-2004 quota share reinsurance agreement, which we received as a result of the termination and commutation of this agreement.

Gross Written Premium. Gross written premium decreased to $617.9 million for the twelve months ended December 31, 2005, or by 18%, compared to $752.9 million for 2004. The decline in gross written premium emanated primarily from California where written premium declined by 30% for the year. Generally, we observed increasingly competitive conditions during 2005 in the states where we do business. As we have exercised underwriting and pricing discipline, we have seen our volume of business decline in several states, most notably, California and Florida, and grow more slowly in many other states compared to 2004. We provide for expected policy cancellations in order to adjust written premium to amounts we expect to ultimately collect and earn (see “Operating Results - Key States” above). During 2005, we reduced the provision by $18.9 million, which added 3% to our reported gross written premium for the year.

Net Written Premium. Net written premium increased by 77% to $653.1 million for the twelve months ended December 31, 2005 from $369.0 million for the comparable period of 2004. Of the increase in net written premium, $313.2 million was due to the reduction in the cession percentage to 10% for 2005 business from 50% for 2004 business and $106.3 million is due to the termination and commutation of our 2002-2004 quota share reinsurance agreement effective January 1, 2005. As of January 2006, all of the material reinsurance agreements to which we had been a party had been terminated and commuted, and the reinsurers had been released from all future liabilities under the agreements. See “Business - Reinsurance” above.

Net Earned Premium. Net earned premium increased by 83% to $595.1 million for the twelve months ended December 31, 2005 from $325.3 million for the comparable period of 2004. Gross earned premium was down by 7% and our premium retention increased to 92% from 47% as a result of the reduction in the ceding percentage under our quota share reinsurance agreement. We had a quota share reinsurance agreement in 2004 under which we ceded 50% of 2004 policy premium; for 2005, we had a quota share reinsurance agreement under which we ceded 10% of 2005 policy premium.

Net Investment Income and Realized Losses and Gains on Investments. Net investment income was $17.2 million for the twelve months ended 2005 compared to $9.0 million for the same period of 2004. Most of the increase was attributable to a larger invested asset base on average during 2005 compared to 2004. Our initial public offering, which we completed in February 2004, provided $113.4 million of net proceeds and the termination and commutation of our 2002-2004 quota share reinsurance agreement resulted in our receipt of $196.6 million in January 2005. Excluding the proceeds from the reinsurance termination, cash flow from operations aggregated $56.3 million for the twelve months ended December 31, 2005 compared to $45.9 million for the twelve months ended December 31, 2004. The increased cash flow also contributed to the growth in invested assets and increased net investment income. The average pre-tax equivalent investment yield on the portfolio increased to 4.52% as of December 31, 2005 from 4.30% as of December 31, 2004.

Net realized gains and losses on securities sales were insignificant for the twelve months ended December 31, 2005 and 2004.

Policy Service Fee Revenue. Policy service fee revenue for the twelve months ended December 31, 2005 was $62.5 million, equivalent to 10% of gross earned premium, compared to $74.1 million, equivalent to 11% of gross earned premium, for the same period of 2004. The most prominent factor affecting our level of fee income is the decline in our average policies in force. As noted above, the ratio of fees to gross earned premium has declined by 1 point, indicating that on a per policy basis, we are collecting lower fees on average than in the prior year. Approximately 40%, or 0.4 points, of the decline is due to a lesser proportion of our business emanating from California where the level of fees charged is greater related to premiums than in the other states in which we operate. While approximately 20% of new business has been written on electronic funds transfer (“EFT”) payment plans in recent months, and we charge approximately 50% lower installment fees on installments paid by EFT, this has not been a significant factor in the lower fee ratio for the full year, accounting for less than 25%, or 0.25 points, of the decline. Many other factors, none of which is individually significant, accounted for the remainder of the decline.

Costs and Expenses

Losses and Loss Adjustment Expenses Incurred. Losses and loss adjustment expenses incurred increased to $394.6 million for the twelve months ended December 31, 2005 compared to $219.4 million for the same period of 2004. Our loss ratio improved 1.1 points to 66.3% for 2005 from 67.4% for 2004 (please see Note About Trade Ratios included in Item 6 above).

The following table displays our net incurred losses and loss adjustment expenses (“LAE”) related to the current accident year (losses and LAE occurring in the current fiscal year) and prior accident years (losses and LAE recognized in the current fiscal year related to accidents which took place in a prior fiscal year).

	Twelve Months Ended December 31,
	2005	2004
	(dollars in thousands)

Losses and LAE incurred - current accident year	$394,597	$216,845
Losses and LAE incurred - prior accident years	9	2,513
Total losses and LAE incurred	$394,606	$219,358

Loss ratio - current accident year	66.3%	66.6%
Loss ratio - prior accident years	0.0%	0.8%
Total loss ratio	66.3%	67.4%

The decline in the loss ratio was primarily attributable to a reduction in adverse development on loss and LAE reserves for prior years, which was an insignificant amount in 2005 down from $2.5 million in 2004, or 0.8 points of the improvement. Adverse development occurs when loss and LAE reserves established for accidents that took place in years prior to the current year prove to be inadequate and management increases those reserves to reflect the revised estimate of the ultimate losses related to such accidents. Such increases result in a charge to loss and LAE incurred in the current year. The remainder of the decrease in the loss ratio was due to a 0.3 point improvement in our claims experience for accident year 2005 compared to 2004. This improvement occurred despite $2.5 million of pre-tax losses related to Hurricanes Katrina, Rita and Wilma during the twelve months ended December 31, 2005 compared to $1.0 million of pre-tax losses related to Hurricanes Charley, Frances, Ivan and Jeanne during the twelve months ended December 31, 2004.

Commissions and Other Underwriting Expenses. Commissions and other underwriting expenses increased to $154.0 million for the twelve months ended December 31, 2005 compared to $58.4 million for the twelve months ended December 31, 2004, an increase of $95.6 million, or 164%. This category of expenses includes producers’ commissions, premium taxes and company expenses that relate to the production of and vary with premium, reduced by ceding commission income. Most of the increase is the result of the large decrease in the ceding percentage under our quota share agreements, which, in turn, reduced ceding commission income. During the twelve months ended December 31, 2005, we ceded 8% of our gross earned premium compared to 53% for the comparable period of 2004.

The following table provides detail of our commissions and other underwriting expenses before and after reinsurance.

	Twelve Months Ended December 31,
	2005	2004
	(dollars in thousands)

Gross commissions	$95,371	$106,695
Premium tax expense	14,564	15,681
Other underwriting expenses	56,400	48,527
Gross expenses	166,335	170,903

Ceding commissions	12,295	112,475

Commissions and other underwriting expenses	$154,040	$58,428

Gross expense ratio	21.5%	18.1%
Net expense ratio	21.3%	4.1%

The decrease in premium taxes from 2004 to 2005 was the result of the decline in gross earned premiums, as the premium tax rate was little changed between years.

The change in deferred acquisition costs related to Company expenses contributed $4.8 million of the increase in other underwriting expenses. Net amortization was $3.8 million during the twelve months ended December 31, 2005 compared to net capitalization of $1.0 million during the twelve months ended December 31, 2004. Most of the remainder of the increase in other underwriting expenses emanates from the costs associated with increased use of technology principally related to point of sale underwriting.

Other Operating and General Expenses. Other operating and general expenses were $38.1 million for the twelve months ended December 31, 2005 compared to $31.4 million for the same period of 2004, an increase of $6.7 million. Costs associated with governmental investigations concerning our reinsurance agreements added $2.7 million before taxes during the twelve months ended December 31, 2005. Consulting, audit fees and regulatory examination fees increased by $3.5 million. Of this amount, Sarbanes-Oxley compliance accounted for approximately $1.8 million. Additionally, depreciation expense, principally related to enterprise software, was also $0.6 million higher during the twelve months ended December 31, 2005 than in the comparable period of 2004.

Interest Expense. Interest expense was $4.2 million for the twelve months ended December 31, 2005 compared to $3.0 million for the same period of 2004. Interest incurred pertains to our debt, which we refinanced on February 18, 2004. The aggregate weighted average interest rate was 5.0% during the twelve months ended December 31, 2005 compared to 3.2% during the same period of 2004. The rate we pay on our debt is variable tied to the London Interbank Offered Rate (“LIBOR”). The average LIBOR rate was higher during the twelve months ended December 31, 2005 than in the comparable period of 2004. As of December 31, 2005, we had $69.9 million of outstanding debt compared to $73.4 million at December 31, 2004.

Ratios. Our combined ratio was 87.6% for the twelve months ended December 31, 2005 compared to 71.5% for same period of 2004 (please see Note About Trade Ratios included in Item 6 above). Our combined ratio was only minimally affected by reinsurance during the twelve months ended December 31, 2005, while it was significantly affected by reinsurance during the comparable period of 2004. We ceded only 8% of our gross earned premium in 2005 compared to 53% in 2004. The following table provides information about our combined ratio before and after reinsurance for the twelve months ended December 31, 2005 and 2004.

	Twelve Months Ended December 31,		%
Ratio	2005	2004	Change

Gross Loss Ratio	66.7%	66.5%	0.2%
Gross Expense Ratio	21.5%	18.1%	3.4%
Gross Combined Ratio	88.2%	84.6%	3.6%

Effect of Reinsurance	-0.6%	-13.1%	12.5%
Net Combined Ratio, as Reported	87.6%	71.5%	16.1%

Our gross combined ratio for the twelve months ended December 31, 2005 was 88.2% compared to 84.6% for the same period of 2004. Our gross loss ratio was up 0.2 points to 66.7% for the twelve months ended December 31, 2005 compared to 66.5% for the comparable period of 2004. Exclusive of $2.5 million of losses associated with Hurricanes Katrina, Rita, and Wilma in 2005 and $1.0 million of losses associated with Hurricanes Charley, Frances, Ivan, and Jeanne in 2004, our gross loss ratio was 66.4% for both 2005 and 2004.

Our gross expense ratio was 21.5% for the twelve months ended December 31, 2005 compared to 18.1% for the same period of 2004, an increase of 3.4 points (please see Note About Trade Ratios included in Item 6 above). Our lower fee income as a percentage of earned premium accounted for 0.9 points of the increase. The change in the net deferral of Company related underwriting expenses contributed 0.7 points to the increase. The following items accounted for the remainder of the increase: $2.7 million associated with responding to governmental investigations concerning our reinsurance agreements (0.4 points), increased consulting related to Sarbanes Oxley and technology initiatives (0.5 points), and increased software expenses (0.3 points).

Income Taxes. Income taxes for the twelve months ended December 31, 2005 were $29.7 million, or 35.17% of income before income taxes. This effective tax rate of 35.17% comprises 33.55% federal income taxes and 1.62% state income taxes. Income taxes for the twelve months ended December 31, 2004 were $34.8 million, or 36.25% of income before income taxes. This effective tax rate of 36.25% comprises 34% federal income taxes and 2.25% state income taxes.

Twelve Months Ended December 31, 2004 compared to Twelve Months Ended December 31, 2003

Revenues

Gross Written Premium. Gross written premium increased to $752.9 million for the twelve months ended December 31, 2004, or by 16.2%, compared to $648.2 million for the same period of 2003. The increase is primarily attributable to increased market penetration evidenced by the 11.5% growth in average policies in force from 437,200 for 2003 to 487,650 for 2004. We provide for expected policy cancellations in order to adjust premium written to amounts we expect to ultimately collect. During 2004, in response to improved persistency of our business, we reduced the provision by $46.3 million, which added 6.6% to the growth in our reported gross premiums written for the year.

Net Written Premium. Net written premium increased by 40.0% to $369.0 million for the twelve months ended December 31, 2004 from $263.0 million for the comparable period of 2003. The larger increase in net written premium as compared to gross written premium was due to a decrease in the percentage of premiums ceded under our quota share reinsurance agreement from 60% in 2003 to 50% in 2004. As of January 2006, all of the material reinsurance agreements to which we had been a party had been terminated and commuted, and the reinsurers had been released from all future liabilities under the agreements. See “Business - Reinsurance” above.

Net Earned Premium. Net earned premium increased by 18.7% to $325.3 million for the twelve months ended December 31, 2004 from $274.0 million for the comparable period of 2003. Gross earned premium was up by 13.4% and our premium retention increased from 44.7% to 46.7% as a result of the reduction in the ceding percentage under our quota share reinsurance agreement. We had a quota share reinsurance agreement in 2004 under which we ceded 50% of 2004 policy premium; for 2003, we had a quota share reinsurance agreement under which we ceded 60% of 2003 policy premium.

Net Investment Income and Realized Losses and Gains on Investments. Net investment income was $9.0 million for the twelve months ended December 31, 2004 compared to $6.7 million for the same period of 2003. Most of the increase is attributable to the investment of $110.0 million of the proceeds from our initial public offering, which took place in February 2004. Operating cash flows aggregated $45.9 million for the year, which also contributed to the growth in invested assets and increased net investment income. The average pre-tax equivalent investment yield on the portfolio fell from 4.57% as of December 31, 2003 to 4.30% as of year-end 2004.

Net realized gains on securities sales were insignificant for the twelve months ended December 31, 2004 compared to $1.2 million for the twelve months ended December 31, 2003.

Policy Service Fee Revenue. Policy service fee revenue was $74.1 million for the twelve months ended December 31, 2004, an increase of $4.9 million, or 7.1%, compared to the same period of 2003. The growth was attributable to the growth in average policies in force. The growth in policy service fee revenue was slightly less than the growth in gross earned premium as our premiums declined in California and grew in other states and the fees we charge related to policy premiums were on average, higher in California than in the other states in which we operate.

Costs and Expenses

Losses and Loss Adjustment Expenses Incurred. Losses and LAE incurred increased to $219.4 million for the twelve months ended December 31, 2004 compared to $199.7 million for the comparable period of 2003. Our loss ratio fell to 67.4% for 2004 from 72.9% for 2003, a decline of 5.5 points (please see Note About Trade Ratios included in Item 6 above).

The following table displays our net incurred losses and LAE for the twelve months ended December 31, 2004 and 2003.

	Twelve Months Ended December 31,
	2004	2003
	(dollars in thousands)

Losses and LAE incurred - current accident year	$216,845	$190,356
Losses and LAE incurred - prior accident years	2,513	9,314
Total losses and LAE incurred	$219,358	$199,670

Loss ratio - current accident year	66.6%	69.5%
Loss ratio - prior accident years	0.8%	3.4%
Total loss ratio	67.4%	72.9%

       The decline in the loss ratio was primarily attributable to a reduction in adverse development on loss and loss adjustment expense reserves for prior years to $2.5 million in2004 from $9.3 million in 2003, or 2.6 points of the improvement. Adverse development occurs when loss and LAE reserves established for accidents that took place in years prior to the current year prove to be inadequate and management increases those reserves to reflect the revised estimate of the ultimate losses related to such accidents. Such increases result in a charge to loss and LAE in the current year. The remainder of the decrease in the loss ratio was due to a 2.9 point improvement in our claims experience for accident year 2004 compared to 2003.

Commissions and Other Underwriting Expenses. Commissions and other underwriting expenses increased to $58.4 million for the twelve months ended December 31, 2004 compared to $51.8 million for the twelve months ended December 31, 2003, an increase of $6.6 million or 12.7%. The growth was less than the growth in net earned premiums, fees and other income, which increased by 16.6%. This category of expenses comprises items such as producers’ commissions, premium taxes and company expenses that relate to the production of and vary with gross earned premium, reduced by ceding commission income. In the aggregate, these expenses represented 18.0% of net earned premium in 2004 down by 0.9 points from 18.9% in 2003. On a line by line basis: direct commission expense was 15.3% of direct premium compared to 15.2% in 2003; ceding commission income was 30.4% of ceded premium compared to 28.7% in 2003; and other underwriting expenses, including premium taxes, were 9.2% of gross earned premium compared to 9.1% in 2003.

The following table provides detail of our commissions and other underwriting expenses before and after reinsurance.

	Twelve Months Ended December 31,
	2004	2003
	(dollars in thousands)

Gross commissions	$106,695	$93,147
Premium tax expense	15,681	14,140
Other underwriting expenses	48,527	41,987
Gross expenses	170,903	149,274

Ceding commissions	112,475	97,473

Commissions and other underwriting expenses	$58,428	$51,801

Gross expense ratio	18.1%	16.7%
Net expense ratio	4.1%	1.9%

        Other Operating and General Expenses. Other operating and general expenses were $31.4 million for the twelve months ended December 31, 2004 compared to $24.2 million for the same period of 2003, an increase of 29.8%. The costs of being a public company added approximately $4.0 million, including an increase of $1.9 million in our insurance premiums for errors and omissions and directors’ and officers’ liability coverage. Depreciation increased by $1.7 million and bank fees related principally to premium collections increased by $1.0 million.

Litigation Expense. For the twelve months ended December 31, 2003, our consolidated statement of operations included a charge in the amount of $13.8 million before tax related to two coordinated class actions that alleged, among other things, improper cancellations of our insurance. See “Note 9. Commitments and Contingencies - Litigation” to the Consolidated Financial Statements. Our 2003 consolidated statement of operations also included a charge in the amount of $3.6 million before tax for a separate class action lawsuit that alleged, among other things, improper classification of our claims adjusters, which increased the overall charge to $17.9 million. As of December 8, 2003, all claimants in that suit had settled. We recorded no litigation expenses for the twelve months ended December 31, 2004 related to these class action lawsuits.

Interest Expense. Interest expense was $3.0 million for the twelve months ended December 31, 2004 compared to $3.2 million for the same period of 2003. Interest incurred pertains to our bank debt, which we refinanced in February 2004. Amortization of deferred financing fees is lower under our current credit facility than under the prior one.

        Ratios. Our combined ratio was 71.5% for the twelve months ended December 31, 2004 compared to 74.8% for the comparable period of 2003, an improvement of 3.3 points (please see Note About Trade Ratios included in Item 6 above). The reduction in adverse development accounted for 2.6 points of the improvement; the current accident year loss ratio for 2004 was 2.9 points lower than in 2003; and the overall expense ratio increased by 2.1% in 2004 compared to 2003. Our combined ratio was significantly affected by our reinsurance treaties. We ceded 50% and 60% of our gross written premium in 2004 and 2003, respectively. The following table provides information about our combined ratio before and after reinsurance for 2004 and 2003.

	Twelve Months Ended December 31,		%
Ratio	2004	2003	Change

Gross Loss Ratio	66.5%	69.5%	-3.0%
Gross Expense Ratio	18.1%	16.7%	1.4%
Gross Combined Ratio	84.6%	86.2%	-1.6%

Effect of Reinsurance	-13.1%	-11.4%	-1.7%
Net Combined Ratio, as Reported	71.5%	74.8%	-3.3%

Income Taxes. Income taxes for the twelve months ended December 31, 2004 were $34.8 million, or 36.25% of income before income taxes. Our effective tax rate of 36.25% for 2004 comprised 34% federal income taxes and 2.25% state income taxes. Income taxes for the twelve months ended December 31, 2003 were $20.5 million, or

38% of income before income taxes. Our effective tax rate of 38% for 2003 comprised 35% federal income taxes and 3% state income taxes.

Liquidity and Capital Resources

We are organized as a holding company. All of our operations are conducted by our insurance subsidiaries, which underwrite the risks associated with our insurance policies, and our non-insurance subsidiaries, which provide our policyholders and our insurance subsidiaries a variety of services related to the insurance policies we provide. We have continuing cash needs for the payment of principal and interest on borrowings, dividends on common stock, taxes and administrative expenses. We fund these ongoing obligations with dividends from our non-insurance subsidiaries. Each subsidiary pays its share of taxes through an inter-company tax allocation agreement.

In February 2004, we completed an initial public offering of 17,250,000 shares of our Common Stock. We sold 6,250,000 shares, providing us with net proceeds, after deducting issuance costs, of approximately $113.4 million. We contributed $110.0 million of the proceeds to our insurance subsidiaries, which increased their statutory surplus.

In February 2004, we completed a refinancing of our secured credit facility, which had an outstanding balance of $71.5 million at the time of the refinancing. This bank agreement ("Bank Agreement") consists of: (1) a $50 million Secured Revolving Credit Facility, which includes up to $15 million for letters of credit and matures in 2009, (2) a $35 million Term A Loan, which matures in 2010, and (3) a $40 million Term B Loan, which matures in 2011. The variable interest rate on borrowings under the Bank Agreement is LIBOR plus a margin (1.0% to 2.25%), which is determined based on our consolidated total debt to consolidated total capitalization ratio, as defined in the Bank Agreement. We also pay certain commitment fees. The Bank Agreement is secured by a pledge of stock of certain of our subsidiaries. The Bank Agreement requires compliance with certain financial loan covenants related to leverage and debt service coverage. As of and for the twelve-month period ended December 31, 2005, we were in compliance with all such covenants.

There are no restrictions on the payment of dividends by our non-insurance subsidiaries other than customary state corporation laws regarding solvency. Dividends from our insurance subsidiaries are subject to limitations based upon statutory surplus and earnings. See "Item 1. Business-Regulatory Matters." As of December 31, 2005, our insurance subsidiaries could pay dividends of $30.6 million without seeking regulatory approval. Our insurance subsidiaries have not paid any dividends since 1999, despite having the ability to do so. Because our non-insurance subsidiaries generate profits that are generally unrestricted as to their availability for the payment of dividends, we expect to use such profits to service our corporate financial obligations.

Our insurance subsidiaries' primary sources of funds are premiums received, investment income and proceeds from the sale and redemption of investment securities. Our non-insurance subsidiaries' primary source of funds is the commissions collected from our insurance companies for services provided under general agency agreements. Our subsidiaries use funds to pay claims and operating expenses, make payments under the tax allocation agreement, purchase investments and pay dividends to us.

On March 14, 2005, our Board of Directors authorized the repurchase of $30 million of outstanding Common Stock. Under this program, we made share purchases from time to time in the open market depending on share price, market conditions and other factors. We concluded this program during the third quarter of 2005 after repurchasing 1,808,723 shares of Common Stock at a cost of $30 million.

On October 28, 2005, our Board of Directors authorized the repurchase of an additional $20 million of our outstanding Common Stock. Under this program, we may make share purchases from time to time in the open market depending on share price, market conditions and other factors. Bear, Stearns & Co. Inc. administers this stock repurchase program. During the fourth quarter of 2005, we repurchased 51,100 shares at a cost of $1.0 million and an average per share cost of $18.63.

After our initial public offering in February 2004, we began paying quarterly dividends. We paid $0.26 per common share for a total dividend payout with respect to our Common Stock of $8.0 million during the year ended December 31, 2005 and $0.15 per common share for a total dividend payout with respect to our Common Stock of $4.7 million during the year ended December 31, 2004. The declaration and payment of dividends is subject to the discretion of our Board of Directors. The Board considers our financial condition, results of operations, capital and cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by our subsidiaries, restrictions under our credit facility and other factors they deem relevant.

On February 21, 2006, our Board of Directors declared a dividend of $0.07 per common share that will result in a total payout of approximately $2.1 million on or before March 22, 2006 to shareholders of record on March 8, 2006.

Net cash provided by operating activities was $252.9 million, $45.9 million, and $17.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in cash flow generated from operations for the year ended December 31, 2005 compared to the same period of 2004 was primarily the result of the termination and commutation of our 2002-2004 quota share reinsurance agreement, which resulted in a payment to us from our reinsurers of $196.6 million in January 2005. Absent this payment, operating cash flow was $56.3 million in 2005 compared to $45.9 million in 2004. The increase in cash flow generated from operations for the year ended December 31, 2004 compared to same period of 2003 was due to the increased scale of our operations, a reduction in the percentage of our business ceded to our quota share reinsurers to 50% in 2004 from 60% in 2003, a reduction in paid class action litigation costs, and the tax benefit we received in relation to the exercise of stock options during 2004. The net amounts we received from or (paid) to our reinsurers were $183.3 million, $(63.5) million and $(89.3) million in 2005, 2004 and 2003, respectively.

Net purchases of investments, primarily fixed income securities, were $181.8 million, $146.4 million and $13.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in investment purchases from 2003 to 2004 was due to the investment of proceeds from our initial public offering that we completed in February 2004. Property, software and equipment additions were $8.0 million, $11.0 million, and $6.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Capital expenditures during 2005 and 2004 were predominantly for computer equipment and software.

Net cash (used in) provided by financing activities was $(42.2) million, $114.0 million, and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. For the year ended December 31, 2005, cash used in financing activities consisted of the repurchase of 1,859,823 shares of our Common Stock at a cost of $31.0 million, as well as the payment of stockholder dividends of $8.0 million, and debt repayments of $3.5 million. The cash provided by financing activities in 2004 was principally due to our initial public offering proceeds of $113.4 million.

For the years ended December 31, 2005, 2004, and 2003, we paid $17.9 million, $18.1 million, and $12.8 million, respectively, in federal and state income taxes.

We elected to terminate and commute the 2002 to 2004 quota share reinsurance agreement on a cut-off basis effective January 1, 2005. The termination and commutation resulted in the reinsurers’ release from all future liability and settlement of the net balance due us of $196.6 million. We have invested these monies in high-quality fixed income securities.

The termination and commutation resulted in significant increases/(decreases) in certain balance sheet accounts in 2005, as follows (in thousands):

Cash	$196,648
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(147,683)
Prepaid reinsurance	(106,310)
Ceding commission receivable	(138,197)
Reinsurance payables	(164,824)
Deferred policy acquisition costs	30,609

        We entered into a quota share reinsurance agreement effective January 1, 2005 with National Union Fire Insurance Company of Pittsburgh, PA (“National Union”), a subsidiary of AIG. We elected to cede 10% of business written during 2005 under this agreement. Effective January 1, 2006, we terminated and commuted this agreement on a cut-off basis. As a result, we released National Union from all liability on the contract as of January 1, 2006 and we settled all balances between the companies resulting in our receipt of $11.0 million on January 31, 2006. The termination and commutation will impact certain balance sheet accounts during the first quarter of 2006. See “Note 15 - Subsequent Events” to the Consolidated Financial Statements included herein. We have concluded that we no longer need quota share reinsurance because we have sufficient surplus to support our anticipated gross and net premium writings.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, Share-Based Payments (revised 2004), (“SFAS No. 123R”). This statement eliminates the option to apply the intrinsic value measurement provisions of APB No. 25 to stock compensation awards issued to employees. Rather, SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for employee stock purchase plan awards. SFAS No. 123R will be effective for our fiscal quarter beginning January 1, 2006. The transition methods include prospective and retrospective adoption options. The prospective method requires that compensation expense be recorded for all unvested stock-based awards including those granted prior to adoption of the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, at the beginning of the first quarter of adoption of SFAS No. 123R; while the retrospective methods would record compensation expense for all unvested stock-based awards beginning with the first period restated. We will adopt SFAS No. 123R in the fiscal quarter beginning January 1, 2006 using the modified prospective method. The modified prospective method applies to new awards and awards modified, repurchased, or cancelled after the effective date of this statement. We will recognize compensation costs based on the fair value at grant date for any unvested awards over the remaining requisite service period. Based on the stock options granted since our initial public offering and the number of such stock options outstanding as of December 31, 2005, the effect of the adoption of SFAS No. 123R will be additional expense of $10,000 after taxes in 2006.

 In September 2004, the FASB staff issued clarifying guidance for comment in FASB Staff Position (“FSP”) EITF Issue No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” (“FSP Issue No. 03-1-a”) and subsequently voted to delay the implementation of the impairment measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1 in order to deliberate again certain aspects of the consensus as well as the implementation guidance included in FSP Issue No. 03-1-a. The disclosure requirements, including quantitative and qualitative information regarding investments in an unrealized loss position, remain effective and are included in the notes to the consolidated financial statements.

In November 2005, the FASB released FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which effectively replaces EITF Issue No. 03-1. FSP 115-1 contains a three-step model for evaluating impairments and carries forward the disclosure requirements in EITF Issue No. 03-1 pertaining to securities in an unrealized loss position is considered impaired; an evaluation is made to determine whether the impairment is other-than-temporary; and, if an impairment is considered other-than-temporary, a realized loss is recognized to write the security’s cost or amortized cost basis down to fair value. FSP 115-1 references existing other-than-temporary impairment guidance for determining when an impairment is other-than-temporary and clarifies that, subsequent to the recognition of an other-than-temporary impairment loss for debt securities, an investor shall account for the security using the constant effective yield method. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, with earlier application permitted. We adopted FSP 115-1 upon issuance, which did not have a material effect on our consolidated financial statements.

In September 2005, the AICPA issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in connection with Modifications or Exchanges of Insurance Contracts" (“SOP 05-1”). This statement provides guidance to insurance entities that incur deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines internal replacements as modifications in product benefits, features, rights, or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage with a contract. The accounting treatment for such replacements depends on whether, under the provisions of the SOP, the replacement contract is considered substantially changed from the replaced contract. A substantial change would be treated as the extinguishment of the replaced contract, and all unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets from the replaced contract would no longer be deferred in connection with the replacement contract. A replacement contract that is substantially unchanged should be accounted for as a continuation of the original contract. SOP 05-1 will be effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. We plan to adopt this statement beginning with the fiscal quarter beginning January 1, 2006. We do not expect that adoption of this SOP will have a material impact on our net income in 2006.

Contractual Obligations and Commitments

The following table displays our contractual obligations by the years in which payments are due as of December 31, 2005.

						2011 or
	2006	2007	2008	2009	2010	Later	Total
				(in millions)
Long Term Debt Obligations (1)	$ 3.9	$ 3.9	$ 5.2	$ 14.8	$ 32.7	$ 9.4	$ 69.9
Operating Leases	6.5	5.5	4.6	4.0	3.5	12.2	36.3
Purchase Obligations (2)	4.9	3.7	3.1	1.3	0.6	0.6	14.2
Loss and Loss Adjustment Expense Reserves (3)	154.8	48.8	15.2	2.4	0.2	-	221.4

Total Contractual Obligations	$ 170.1	$ 61.9	$ 28.1	$ 22.5	$ 37.0	$ 22.2	$ 341.8

(1)
Includes principal repayments only.  We have not included future interest expense because the interest rate is tied to LIBOR and is variable.  The effective interest rate as of December 31, 2005 was 6.0%.

(2)
Effective July 10, 1998, we entered into a contract with Kohlberg Kravis Roberts & Co. L.P. ("KKR") for management, consulting and certain other services to be provided to us by KKR. Pursuant to the KKR contract, we pay KKR an annual fee of $500,000 and reimburse KKR for all reasonable expenses they incur. The KKR contract continues in effect from year to year unless KKR agrees with us to amend or terminate the contract. We have included purchase obligations of $500,000 with respect to the KKR contract under each of the columns, including "2011 or Later." Nevertheless, it is possible that our payments under the KKR contract could extend beyond 2011.

Effective July 9, 1998, we entered into a contract with Fisher Capital Corp. LLC ("Fisher Capital") for management, consulting and certain other services to be provided to us by Fisher Capital. Pursuant to the Fisher Capital contract and all amendments thereto, we pay Fisher Capital an annual fee of $95,000 and reimburse Fisher Capital for all reasonable expenses they incur. The Fisher Capital contract continues in effect from year to year unless Fisher Capital agrees with us to amend or terminate the contract. We have included purchase obligations of $95,000 with respect to the Fisher Capital contract under each of the columns, including "2011 or Later." Nevertheless, it is possible that our payments under the Fisher Capital contract could extend beyond 2011.

(3)
The payouts of loss and loss adjustment expense reserves by year included in the above table are estimated based upon historical loss payment patterns. Since there are not definitive due dates for the payments, payments by year and in the aggregate are subject to uncertainties.  See "Item 1. Business - Loss and Loss Adjustment Expense Reserves."

Effects of Inflation

We do not believe that inflation has had a material effect on our results of operations. Inflation affects interest rates and claim costs. We also consider the effects of inflation in pricing and in estimating reserves for unpaid claims and claim expenses. We cannot accurately determine the actual effects of inflation on our results. In addition to general price inflation, we are exposed to a persisting long-term upward trend in the cost of judicial awards for damages. We endeavor to take inflation into account in our pricing and in establishing loss and loss adjustment expense reserves.

Off-Balance Sheet Transactions

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We believe that we are principally exposed to two types of market risk: interest rate risk and credit risk.

Interest Rate Risk

Investments. Our investment portfolio consists primarily of debt securities, all of which are classified as available for sale. Accordingly, the primary market risk exposure to our debt securities portfolio is interest rate risk, which we strive to limit by managing duration to a defined range of three to four years and laddering or utilizing an even distribution in the maturities of the securities we purchase to achieve our duration target. Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities in our portfolio. The fair value of our fixed maturity portfolio is directly impacted by changes in market interest rates. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield and liquidity tailored to the anticipated cash outflow characteristics of our liabilities. The effective duration of the portfolio as of December 31, 2005 was 3.40 years. Should market interest rates increase 1.0%, our fixed income portfolio would be expected to decline in market value by $16.1 million, or 3.4%. Conversely, a 1.0% decline in interest rates would result in approximately $16.1 million, or 3.4%, appreciation in the market value of our fixed income portfolio.

Credit Facility. We also have exposure to market risk for changes in interest rates because we have variable rate debt. The interest rate we pay increases or decreases with the changes in LIBOR. Based on our borrowings under the floating rate credit agreement at December 31, 2005, a 10% increase in market interest rates would increase our annual net interest expense by approximately $312,000. Conversely, a 10% decrease in market interest rates would decrease our annual net interest expense by approximately $312,000.

Credit Risk

Investments. Our securities are exposed to credit risk. We attempt to manage our credit risk through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines. Our investment guidelines include limitations on the minimum rating of debt securities in our investment portfolio, as well as restrictions on investments in debt securities of a single issuer. All of the debt securities in our portfolio were rated investment grade by the National Association of Insurance Commissioners, or the NAIC, and Standard & Poor's as of December 31, 2005.

Reinsurance. We are no longer subject to material credit risks with respect to balances due from our reinsurers. As of January 2006, all of the material reinsurance agreements to which we had been a party had been terminated and commuted and the reinsurers had been released from all future liabilities under the agreements.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements together with the report of the independent registered public accounting firm are set forth beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable - there were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do. Under the supervision of and with the participation of our management, including our CEO and CFO, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation and subject to the foregoing, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Internal Control Over Financial Reporting

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Report of Management on Internal Control Over Financial Reporting, referred to in Part II, Item 8 of this report.

The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, referred to in Part II, Item 8 of this report.

        Management has evaluated, with the participation of our CEO and CFO, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2005. In connection with such evaluation, we have determined that there was no change in internal control over financial reporting during the fourth quarter of 2005 that has affected materially or is reasonably likely to affect materially, our internal control over financial reporting.

CEO and CFO Certifications

Our CEO and CFO have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. In addition, on June 2, 2005, our CEO certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by us of the NYSE corporate governance listing standards as in effect on June 2, 2005. The foregoing certification was unqualified.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated by reference from the information in the sections under the heading “Election of Directors” entitled “Recommendation of the Board of Directors - Nominees for Election,” “Retiring Directors,” “Committees of the Board of Directors - Audit Committee ,” “Codes of Conduct and Business Ethics - Code of Conduct and Business Ethics Policy for Chief Executive Officer and Senior Financial Officers,” and the information under the headings entitled “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2005. For the limited purpose of providing the information necessary to comply with this Item 10, the information in the 2006 Proxy Statement referred to above is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference from the information in the section under the heading “Election of Directors” entitled “Compensation of Directors” and the information under the heading entitled “Executive Compensation”  in the Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2005. For the limited purpose of providing the information necessary to comply with this Item 11, the information in the 2006 Proxy Statement referred to above is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the information under the heading entitled “Security Ownership” and the information in the section under the heading “Executive Compensation” entitled “Equity Compensation Plan Information” in the Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2005. For the limited purpose of providing the information necessary to comply with this Item 12, the information in the 2006 Proxy Statement referred to above is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference from the information under the heading entitled “Certain Relationships and Related Transactions” in the Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2005. For the limited purpose of providing the information necessary to comply with this Item 13, the information in the 2006 Proxy Statement referred to above is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the information under the heading “Ratification of Selection of Deloitte & Touche LLP as Independent Auditor for 2006 - Other Independent Auditor Information” entitled “Fees to Deloitte & Touche LLP” and “Audit Committee Pre-Approval of Services by the Independent Auditor” in the Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2005. For the limited purpose of providing the information necessary to comply with this Item 14, the information in the 2006 Proxy Statement referred to above is incorporated herein by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a) The following documents are filed as a part of this report:

1. Financial Statements:

The Consolidated Financial Statements for the year ended December 31, 2005 commence on page F-1.

2. Financial Statement Schedules Index:

Title

      Schedule I-Summary of Investments-Other than Investments in Affiliates
      Schedule II-Condensed Financial Information of Registrant
      Schedule III-Supplementary Insurance Information
      Schedule IV-Reinsurance
      Schedule V-Valuation and Qualifying Accounts
      Schedule VI-Supplementary Information Concerning Property and Casualty Operations

      The Financial Statement Schedules commence on page S-1.

      All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

See separate Exhibit Index attached hereto and incorporated herein.

(b) See Item 15(a)(3) and separate Exhibit Index attached hereto and incorporated herein.

(c) See item 15(a)(2).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 13, 2006 by the undersigned, thereunto duly authorized.

BRISTOL WEST HOLDINGS, INC.

By: /s/ James R. Fisher
James R. Fisher
Chairman and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS THAT each person whose signature appears below, does hereby appoint James R. Fisher, Craig E. Eisenacher and George G. O’Brien or any one of them, as his or her true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name for the purpose of executing on his or her behalf, in any and all capacities, the Annual Report on Form 10-K for the year ended December 31, 2005 of Bristol West Holdings, Inc., or any amendment or supplement thereto and other documents related to or in connection therewith, and causing such Annual Report or any such amendment or supplement or other document to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, or otherwise, granting unto such attorneys-in-fact, or any one of them, full power and authority to do and perform each and every act and thing necessary and requisite to be done in connection with the foregoing, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact, or any one of them, or their respective substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated below.

Signature	Title	Date
/s/ James R. Fisher	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 13, 2006
James R. Fisher

/s/ Craig E. Eisenacher	Senior Vice President-Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2006
Craig E. Eisenacher

Perry Golkin*	Director

Todd A. Fisher*	Director

Scott C. Nuttall*	Director

R. Cary Blair*	Director

Richard T. Delaney*	Director

Inder-Jeet Gujral*	Director

Mary R. Hennessy*	Director

Eileen Hilton*	Director

James N. Meehan*	Director

Arthur J. Rothkopf*	Director

*By: /s/ Craig E. Eisenacher
Craig E. Eisenacher
Attorney-in-fact
March 13, 2006

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.2
Registration Rights Agreement, dated as of July 10, 1998, between the Registrant and Bristol West Associates LLC (incorporated by reference to Exhibit 4.2 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.3
Shareholder Subscription Agreement, dated as of July 9, 1998, between the Registrant and Fisher Capital Corp. LLC (incorporated by reference to Exhibit 4.3 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.4
Sale Participation Agreement, dated as of July 9, 1998, among KKR Partners II, L.P., KKR 1996 Fund L.P., Bristol West Associates LLC and Fisher Capital Corp. LLC (incorporated by reference to Exhibit 4.4 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.5
Form of Employee Stockholder’s Agreement for Senior Management (incorporated by reference to Exhibit 4.5 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1), as amended by form of Amendment to Employee Stockholder’s Agreement effective as of December 29, 2005, between Bristol West Holdings, Inc. and the stockholder (exhibit 4.5 to this Annual Report on Form 10-K)

4.6
Form of Employee Stockholder’s Agreement for Employees (incorporated by reference to Exhibit 4.6 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1), as amended by form of Amendment to Employee Stockholder’s Agreement effective as of December 29, 2005, between Bristol West Holdings, Inc. and the stockholder (exhibit 4.5 to this Annual Report on Form 10-K)

4.7	Form of Sale Participation Agreement (incorporated by reference to Exhibit 4.7 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.8
Employee Stockholder’s Agreement between BRW Acquisition, Inc. and Simon Noonan (incorporated by reference to Exhibit 10.32 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004), as amended by Amendment to Employee Stockholder’s Agreement effective as of December 29, 2005, between Bristol West Holdings, Inc. and Simon Noonan (form of amendment is exhibit 4.5 to this Annual Report on Form 10-K)

4.9
Employee Stockholder’s Agreement between BRW Acquisition, Inc. and James J. Sclafani, Jr. (incorporated by reference to Exhibit 10.33 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004), as amended by Amendment to Employee Stockholder’s Agreement effective as of December 29, 2005, between Bristol West Holdings, Inc. and James J. Sclafani, Jr. (form of amendment is exhibit 4.5 to this Annual Report on Form 10-K)

10.1
Quota Share Reinsurance Agreement, effective January 1, 2005, among Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company, Bristol West Casualty Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA and related Interests and Liabilities Agreement (incorporated by reference to Exhibit 10.17 of Form 10-Q For the Quarter Ended June 30, 2004); as amended by Termination Agreement and Release, effective January 1, 2006, among Coast National Insurance Company, Security National Insurance Company, Bristol West Insurance Company, Bristol West Casualty Insurance Company, and National Union Fire Insurance Company of Pittsburgh, PA (incorporated by reference to Exhibit 99.1 of Form 8-K filed on January 13, 2006)

10.2
Credit Agreement dated February 18, 2004 among the Registrant, the Lenders, Credit Suisse First Boston, Administrative Agent, ING Capital LLC, Syndication Agent, Bear Stearns Corporate Lending Inc. and UBS Securities LLC as Co-Documentation Agents (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

10.3	Form of California Broker’s Agreement (incorporated by reference to Exhibit 10.12 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

10.4
Form of Notice of Termination terminating Form of California Broker’s Agreement (incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.5	Form of California Brokerage Agreement effective January 1, 2005 (incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.6
Letter Agreement, dated as of July 9, 1998, between the Registrant and Fisher Capital Corp. LLC (incorporated by reference to Exhibit 10.13 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1); as amended by Amendatory Agreement between the Registrant and Fisher Capital Corp. LLC, dated as of December 18, 2000 (incorporated by reference to Exhibit 10.14 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1); and as further amended by Amendatory Agreement to Letter Agreement between the Registrant and Fisher Capital Corp. LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.15 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

*10.7
1998 Stock Option Plan for the Management and Key Employees of the Registrant and Subsidiaries (incorporated by reference to Exhibit 10.16 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

*10.8
Employment Agreement, dated as of January 1, 2004, between James R. Fisher and Registrant (incorporated by reference to Exhibit 10.17 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

*10.9	2004 Stock Incentive Plan for the Registrant and Subsidiaries (incorporated by reference to Exhibit 10.18 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

*10.10	Form of Restricted Stock Award Agreement for Executives with two-year vesting schedule (incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 27, 2005)

*10.11	Form of Restricted Stock Award Agreement for Executives with a five-year vesting schedule (incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 27, 2005)

*10.12	Form of Restricted Stock Award Agreement for Directors with a two-year vesting schedule (incorporated by reference to Exhibit 10.6 of Form 8-K filed on February 27, 2005)

*10.13	Non-Employee Directors’ Deferred Compensation and Stock Award Plan (incorporated by reference to Exhibit 10.5 of Form 8-K filed on February 27, 2005)

*10.14	Form of Restricted Stock Award Agreement for Employees with two-year vesting schedule (exhibit to this Annual Report on Form 10-K)

*10.15	Form of Restricted Stock Award Agreement for Employees with five-year vesting schedule (exhibit to this Annual Report on Form 10-K)

*10.16	Form of Restricted Stock Award Agreement for Employees with Equity Investment (exhibit to this Annual Report on Form 10-K)

*10.17	Executive Officer Incentive Plan (incorporated by reference to Exhibit 10.3 of Form 8-K filed on February 27, 2005)

*10.18	Management Incentive Plan (incorporated by reference to Exhibit 10.4 of Form 8-K filed on February 27, 2005)

10.19	Services Agreement by and among BRW Acquisition, Inc. and Firemark Partners, LLC, dated July 24, 2002 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005); as amended by Correction and Amendment of the July 24, 2002 Services Agreement between BRW Acquisition, Inc. and Firemark Partners, LLC, dated November 8, 2005 (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005)

21.1	List of Subsidiaries of the Registrant (exhibit to this Annual Report on Form 10-K)

23.1	Consent of Independent Registered Public Accounting Firm (exhibit to this Annual Report on Form 10-K)

24.1	Power of Attorney (exhibit to this Annual Report on Form 10-K)

31.1
Rule 13a-14(a)/15d-14(a) Certification executed by James R. Fisher, Chairman and Chief Executive Officer of Bristol West Holdings, Inc. (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (exhibit to this Annual Report on Form 10-K)

31.2
Rule 13a-14(a)/15d-14(a) Certification executed by Craig E. Eisenacher, Senior Vice President-Chief Financial Officer of Bristol West Holdings, Inc. (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (exhibit to this Annual Report on Form 10-K)

*	Management contract or compensatory plan or arrangement.

Additional Exhibits. In accordance with Item 601(32)(ii) of Regulation S-K, Exhibit 32.1 is to be treated as “furnished” rather than “filed” as part of the report.

32.1
Section 1350 Certification executed by James R. Fisher, Chairman and Chief Executive Officer of Bristol West Holdings, Inc., and by Craig E. Eisenacher, Senior Vice President-Chief Financial Officer of Bristol West Holdings, Inc. (exhibit to this Annual Report on Form 10-K)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Management on Responsibility for Financial Statements and Maintaining Adequate Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets:
December 31, 2005 and 2004	F-5
Consolidated Statements of Income:
Years ended December 31, 2005, 2004 and 2003	F-6
Consolidated Statements of Changes in Stockholders' Equity:
Years ended December 31, 2005, 2004 and 2003	F-7
Consolidated Statements of Cash Flows:
Years ended December 31, 2005, 2004 and 2003	F-8
Notes to Consolidated Financial Statements	F-9

BRISTOL WEST HOLDINGS, INC.
REPORT OF MANAGEMENT ON RESPONSIBILITY FOR FINANCIAL STATEMENTS AND
MAINTAINING ADEQUATE INTERNAL CONTROL OVER FINANCIAL REPORTING

Managements Responsibility for the Financial Statements

      The management of Bristol West Holdings, Inc. and subsidiaries (the “Company”) is responsible for the preparation and integrity of the Company’s consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 and related notes and financial statement schedules (the “Consolidated Financial Statements”) appearing in the Company’s Annual Report on Form 10-K. The Consolidated Financial Statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on management’s best judgments and estimates. Financial information in this Annual Report on Form 10-K is consistent with that in the Consolidated Financial Statements.

Internal Control Over Financial Reporting

      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements. The Company’s internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written Code of Conduct and Business Ethics Policy adopted by the Company’s Board of Directors that is applicable to all directors, officers and employees of the Company.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. The scope of management’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations of the Securities and Exchange Commission with respect to fiscal 2005 included all of the Company’s operations. Based on that assessment, management concludes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

      The Audit Committee of the Company’s Board of Directors (the “Audit Committee”) appointed the Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, and the Company’s stockholders ratified that appointment. Deloitte & Touche LLP have audited and reported on the Company’s Consolidated Financial Statements, management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting. The report of the independent registered public accounting firm is contained in this Annual Report on Form 10-K.

Audit Committee Responsibility

      The Audit Committee, composed solely of directors who are independent in accordance with the requirements of the New York Stock Exchange corporate governance standards, the Exchange Act and the Company’s Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. The Audit Committee’s Report can be found in the Company’s proxy statement for the 2006 annual meeting of stockholders.

James R. Fisher,
Chairman and Chief Executive Officer

Craig E. Eisenacher,
Senior Vice President-Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bristol West Holdings, Inc.
Davie, Florida

    We have audited the accompanying consolidated balance sheets of Bristol West Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedules listed in the Index at Item 15.  We also have audited management's assessment, included in the accompanying Report of Management on Responsibility for Financial Statements and Maintaining Adequate Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedules, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also, in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 10, 2006

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2005	2004
Assets:
Investments:
Fixed maturities available-for-sale (amortized cost $458,175--2005, and $280,578--2004)	$452,872	$281,568
Equity securities (cost $2,000--2005, $2,000--2004)	2,000	2,000
Total investments	454,872	283,568
Cash and cash equivalents	32,399	11,508
Accrued investment income	5,156	2,958
Premiums and other receivables (net of allowance for doubtful accounts of $6,758
and $15,845 as of December 31, 2005 and 2004, respectively)	164,033	180,289
Reinsurance recoverables on paid and unpaid losses and loss adjustment expenses	31,517	155,326
Prepaid reinsurance	21,470	108,601
Ceding commission receivable	8,671	138,092
Deferred policy acquisition costs	46,283	31,028
Property, software and equipment - net	19,145	18,017
Goodwill	101,546	101,611
Other assets	8,264	9,922
Total assets	$893,356	$1,040,920
Liabilities and Stockholders' Equity:
Liabilities:
Policy liabilities:
Reserve for losses and loss adjustment expenses	$221,445	$222,326
Drafts outstanding	-	1,239
Unearned premiums	185,360	214,431
Total policy liabilities	406,805	437,996
Reinsurance payables	30,590	166,513
Accounts payable and other liabilities	41,862	31,421
Deferred income taxes	7,219	9,279
Long-term debt, including current portion	69,925	73,388
Total liabilities	556,401	718,597
Commitments and contingent liabilities (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value (15,000,000 shares authorized; 0 shares
outstanding as of December 31, 2005 and 2004, respectively)	-	-
Common stock, $0.01 par value (200,000,000 shares authorized; 32,819,209 and
32,554,437 shares issued as of December 31, 2005 and 2004, respectively)	328	325
Additional paid-in capital	235,308	231,281
Retained earnings	144,609	97,885
Deferred compensation on restricted stock	(5,763)	(4,723)
Treasury stock at cost (2,551,649 and 683,036 shares held as of December 31, 2005
and 2004, respectively)	(34,078)	(2,965)
Stock subscription receivable	(59)	(120)
Accumulated other comprehensive (loss) income	(3,390)	640
Total stockholders' equity	336,955	322,323
Total liabilities and stockholders' equity	$893,356	$1,040,920

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Net earned premium	$595,072	$325,321	$274,027
Net investment income	17,188	9,018	6,683
Realized (loss) gain on investments, net	(106)	1	1,247
Policy service fee revenue	62,538	74,052	69,160
Other income	2,857	2,509	1,674

Total revenues	677,549	410,901	352,791

Costs and Expenses:
Losses and loss adjustment expenses incurred	394,606	219,358	199,670
Commissions and other underwriting expenses	154,040	58,428	51,801
Other operating and general expenses	38,129	31,358	24,241
Litigation expense	-	-	17,363
Interest expense	4,229	2,990	3,197
Extinguishment of debt	-	1,613	-
Stock based compensation expense	2,168	1,255	2,464

Total costs and expenses	593,172	315,002	298,736

Income before income taxes	84,377	95,899	54,055

Income taxes	29,675	34,762	20,541

Net Income	$54,702	$61,137	$33,514

Net income per common share - basic	$1.78	$1.99	$1.41
Net income per common share - diluted	$1.70	$1.89	$1.32

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Years Ended December 31,
	2005	2004	2003

STOCKHOLDERS' EQUITY:

Common Stock
Balance, beginning of period	$325	$245	$245
Issuance of common stock in initial public offering (6,250,000 shares -- 2004)	-	63	-
Issuance of common stock (36,506 shares -- 2003)	-	-	-
Exercise of options and warrants, including tax benefit (61,328 shares--2005, 1,447,986 shares--2004)	1	14	-
Shares issued for services (17,143 shares -- 2005, 37,800 shares -- 2004)	-	-	-
Issuance of restricted common stock (186,109 shares -- 2005, 312,157 shares -- 2004)	2	3	-
Shares issued in payment of dividend (191 shares -- 2005, 9 shares -- 2004)	-	-	-
Balance, end of period	328	325	245

Additional Paid-In Capital
Balance, beginning of period	231,281	97,810	95,151
Issuance of common stock in initial public offering (6,250,000 shares -- 2004)	-	113,342	-
Issuance of common stock (36,506 shares -- 2003)	-	-	195
Exercise of options and warrants, including tax benefit (61,328 shares--2005, 1,447,986 shares--2004)	549	13,681	-
Shares issued for services (17,143 shares -- 2005, 37,800 shares -- 2004)	335	685	-
Options issued for services	-	-	2,464
Issuance of restricted common stock (186,109 shares -- 2005, 312,157 shares -- 2004)	3,140	5,763	-
Shares issued in payment of dividend (191 shares -- 2005, 9 shares -- 2004)	3	-	-
Balance, end of period	235,308	231,281	97,810

Retained Earnings
Balance, beginning of period	97,885	41,504	7,990
Net income	54,702	61,137	33,514
Dividend to common shareholders ($0.26 per share -- 2005, $0.15 per share -- 2004)	(7,978)	(4,756)	-
Balance, end of period	144,609	97,885	41,504

Deferred Compensation on Restricted Stock
Balance, beginning of period	(4,723)	-	-
Issuance of restricted common stock (186,109 shares -- 2005, 312,157 shares -- 2004)	(3,142)	(5,766)	-
Amortization of deferred compensation on restricted stock	2,014	710	-
Restricted stock forfeited (4,927 shares -- 2005, 18,098 shares -- 2004)	88	333	-
Balance, end of period	(5,763)	(4,723)	-

Treasury Stock
Balance, beginning of period	(2,965)	(2,563)	(2,509)
Acquisition of treasury stock (1,863,686 shares -- 2005, 2,608 shares -- 2004, 7,170 shares -- 2003)	(31,025)	(69)	(54)
Restricted stock forfeited (4,927 shares -- 2005, 18,098 shares -- 2004)	(88)	(333)	-
Balance, end of period	(34,078)	(2,965)	(2,563)

Stock Subscription Receivable
Balance, beginning of period	(120)	(393)	(535)
Payment of stock subscriptions receivable	61	273	337
Issuance of common stock (36,506 shares -- 2003)	-	-	(195)
Balance, end of period	(59)	(120)	(393)

Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	640	2,132	2,474
Unrealized holdings losses arising during the period	(3,881)	(1,266)	(668)
Reclassification adjustment	(149)	(226)	(94)
Net unrealized losses on securities	(4,030)	(1,492)	(762)
Interest rate cap adjustment	-	-	420
Balance, end of period	(3,390)	640	2,132

Total stockholders' equity	$336,955	$322,323	$138,735

COMPREHENSIVE INCOME:

Net income	$54,702	$61,137	$33,514
Net unrealized losses on securities	(4,030)	(1,492)	(762)
Interest rate cap adjustment	-	-	420
Comprehensive income	$50,672	$59,645	$33,172

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,702	$61,137	$33,514
Adjustments to reconcile net income to net cash provided by
operating activities:
Accretion of fixed maturity investments	4,117	2,252	1,153
Depreciation and amortization	7,013	6,409	4,722
Realized investment loss (gain)	106	(1)	(1,247)
Deferred federal income taxes	272	4,657	11,463
Stock based compensation	2,168	1,255	2,464
Extinguishment of debt	-	1,613	-
Changes in assets and liabilities:
Accrued investment income	(2,198)	(1,331)	(143)
Premiums and other receivables	16,256	(38,060)	(16,529)
Reinsurance receivables	253,230	(53,419)	(83,860)
Prepaid reinsurance	87,131	(13,564)	(34,627)
Deferred policy acquisition costs	(15,255)	(8,605)	2,093
Reserve for losses and loss adjustment expenses	(881)	20,030	44,880
Unearned premiums	(29,071)	57,253	34,768
Drafts outstanding	(1,239)	(915)	(1,058)
Reinsurance payables	(135,923)	6,915	44,713
Other assets and liabilities	12,177	(7,895)	(24,437)
Tax benefit on exercise of stock options	304	8,147	-
Net cash provided by operating activities	252,909	45,878	17,869

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed maturity investments - available-for-sale	(207,764)	(203,431)	(78,026)
Sales and maturities of fixed maturity investments - available-for-sale	25,934	57,042	64,785
Purchase of equity securities	-	(400)	(1,600)
Sales of equity securities	-	182	214
Acquisition of property, software and equipment	(8,031)	(10,973)	(6,693)

Net cash used in investing activities	(189,861)	(157,580)	(21,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering of stock	-	113,405	-
Proceeds from exercise of stock options	171	5,548	-
Acquisition of treasury stock	(30,951)	(69)	(54)
Principal repayment at time of debt extinguishment	-	(71,500)	-
Principal payments on long-term debt	(3,463)	(1,612)	-
Proceeds from acquisition of long-term bank debt	-	75,000	-
Payment of fees and expenses related to acquisition of long-term debt	-	(2,325)	-
Payment of dividends to stockholders	(7,975)	(4,714)	-
Other	61	221	337

Net cash (used in) provided by financing activities	(42,157)	113,954	283

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,891	2,252	(3,168)

Cash and cash equivalents, January 1	11,508	9,256	12,424

Cash and cash equivalents, December 31	$32,399	$11,508	$9,256

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(dollars in thousands, except per share data)

1. Nature of Operations and Significant Accounting Policies

Bristol West Holdings, Inc. (the "Company") is a property and casualty insurer writing and distributing private passenger automobile insurance. Given the homogeneity of the product, the regulatory environments in which it operates, the type of customer and the method of distribution, the operations of the Company are one segment. As of December 31, 2005, the Company is licensed in thirty-seven states and the District of Columbia. The Company consists of a holding company, four statutory insurance companies (Bristol West Casualty Insurance Company, Bristol West Insurance Company, Security National Insurance Company and Coast National Insurance Company), agencies and claims servicing companies.

On February 12, 2004, an initial public offering of 17,250,000 shares of the Company’s common stock (after effect of a 130.38-for-one stock split (see below)) was completed. The Company sold 6,250,000 shares resulting in net proceeds to the Company (after deducting issuance costs) of $113,405.  The Company contributed $110,000 of the proceeds to its insurance subsidiaries, which increased their statutory surplus.  The additional capital permitted the Company to reduce its reinsurance purchases and to retain more gross written premium after December 31, 2004. The Company used the remaining $3,405 for general corporate purposes at the holding company level.

Basis of Presentation - The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America  ("GAAP"), which differ materially from the statutory accounting practices prescribed by various insurance regulatory authorities. The preparation of the consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates applicable to the consolidated financial statements include the reserves for unpaid losses and loss adjustment expenses, deferred policy acquisition costs, contingencies and reinsurance recoverables. Although some variability is inherent in these estimates, management believes the amounts presented are appropriate. All significant intercompany transactions and balances have been eliminated.

Stock Split - On February 12, 2004, the Company declared a 130.38-for-one split of its outstanding common stock. All references to number of shares, per share amounts and stock options data have been restated to reflect the stock split. There are 200,000,000 authorized shares of common stock, par value $0.01 per share, and 15,000,000 shares of preferred stock, par value $0.01 per share.

Cash Flow - For the purposes of the consolidated statements of cash flow, the Company considers demand deposits to be cash. The Company paid $3,801, $2,864 and $2,515 for interest for the years ended December 31, 2005, 2004 and 2003, respectively. The Company paid income taxes of $17,875, $18,077 and $12,759 during the years ended December 31, 2005, 2004 and 2003, respectively.

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

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(dollars in thousands, except per share data)

Internal use software costs have been accounted for in accordance with Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP 98-1, computer software costs, whether purchased or developed, related to internal use software costs that are incurred in the preliminary project stage are expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software are capitalized. The Company capitalized approximately $3,202, $5,868 and $3,035 in 2005, 2004 and 2003, respectively. Amortization of internal use software costs is recorded on a straight-line basis over the estimated useful lives of the software, generally three to seven years.

Investments - Fixed maturity investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs, are classified as available-for-sale and are carried at market value. Preferred stocks are also carried at market value. Fluctuations in the market value of these available-for-sale securities are recorded as unrealized investment gains or losses and credited or charged to stockholders' equity as other comprehensive income (loss). Market values are generally based on quoted market prices. Realized investment gains and losses are recorded on the specific identification method.

For fixed maturities subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future principal repayments. These adjustments are accounted for using the retrospective method. Prepayment fees on fixed maturities are recorded in net investment income when earned.

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

Deferred Policy Acquisition Costs - Costs that vary with, and are directly related to, the production of new and renewal business are deferred and amortized as the related premiums are earned. These costs primarily comprise commissions, premium taxes, investigatory reports and salaries. Deferred acquisition costs are reviewed to determine if they are recoverable from unearned premiums, and if not, are charged to expense. Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs. For the years ended December 31, 2005, 2004 and 2003, no amounts of deferred acquisition costs were charged to expense as a result of the recoverability testing.

Goodwill and Other Intangible Assets - Goodwill represents the excess of the purchase price over fair value of net assets acquired. Goodwill and other intangible assets are tested for impairment annually as of December 31 or whenever changes in conditions indicate carrying value may not be recoverable. Impairment exists when the carrying value of goodwill or other intangible assets exceeds their fair value. The results of the Company's annual testing indicated no impairment.

 Goodwill decreased $65 due to the utilization of pre-acquisition net operating losses during each of the years ended December 31, 2005 and 2004.

The Company had intangible assets with indefinite lives related to state insurance licenses of $2,944 included in other assets as of December 31, 2005 and 2004.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(dollars in thousands, except per share data)

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

Reinsurance - The Company has entered into reinsurance agreements with other insurance companies in the normal course of business (see Note 6). Reinsurance premiums, commissions, and loss and loss adjustment expense reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies, and the terms of the reinsurance contracts. Written premiums, earned premiums and incurred losses and loss adjustment expenses, commissions and other underwriting expenses all reflect the net effects of assumed and ceded reinsurance transactions. Prepaid reinsurance premiums represent amounts paid to reinsurers applicable to the unexpired terms of the policies in force. Estimated reinsurance recoverables are recognized in a manner consistent with the claim liability associated with the reinsured policies. The Company remains liable to the insured for the payment of losses and loss adjustment expense if the reinsurer cannot meet its obligation under the reinsurance agreement. Reinsurance assumed represents a policy issuing arrangement with a Texas county mutual where the Company acts as a reinsurer. All such premiums are processed by the Company and recognized in the same manner as direct written premium.

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

Fair Value of Financial Instruments - SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires the Company to disclose the estimated fair value of financial instruments, both assets and liabilities, recognized and not recognized in the consolidated balance sheets for which it is practical to estimate fair value. The fair value estimates are based on information available to the Company as of December 31, 2005 and 2004.

Stock-based Compensation -

Employee Stock Ownership Plans - SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations. Accordingly, compensation cost for the stock options awarded under the Company's 1998 Stock Option Plan and the 2004 Stock Incentive Plan is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Restricted stock awards issued pursuant to the Company’s 2004 Stock Incentive Plan are expensed pro rata over the vesting period based on the market value of the awards at the time of grant.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(dollars in thousands, except per share data)

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company has elected to continue to apply APB No. 25 and related interpretations in accounting for stock options. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation.

	Years Ended December 31,
	2005	2004	2003

Net income, as reported	$54,702	$61,137	$33,514
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(209)	(271)	(227)

Pro forma net income	$54,493	$60,866	$33,287

Net income per share

Basic—As reported	$1.78	$1.99	$1.41
Basic—Pro forma	$1.78	$1.98	$1.40

Diluted—As reported	$1.70	$1.89	$1.32
Diluted—Pro forma	$1.70	$1.88	$1.31

There were no employee option grants made in 2005. For grants made in 2004 and 2003, the estimated fair value was determined using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003
Dividend yield	1.0%	0.0%
Expected volatility	25.9%	0.0%
Risk-free interest rate	2.1%	2.9%
Weighted average expected life (in years)	5.0	4.5
Weighted average fair value of options granted	$4.97	$1.52

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(dollars in thousands, except per share data)

Adoption of Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123, Share-Based Payments (revised 2004), (“SFAS No. 123R”). This statement eliminates the option to apply the intrinsic value measurement provisions of APB No. 25 to stock compensation awards issued to employees. Rather, SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for employee stock purchase plan awards. SFAS No. 123R will be effective for the Company’s fiscal quarter beginning January 1, 2006. The transition methods include prospective and retrospective adoption options. The prospective method requires that compensation expense be recorded for all unvested stock-based awards including those granted prior to adoption of the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, at the beginning of the first quarter of adoption of SFAS No. 123R; while the retrospective methods would record compensation expense for all unvested stock-based awards beginning with the first period restated. The Company will adopt SFAS No. 123R in the fiscal quarter beginning January 1, 2006 using the modified prospective method. The modified prospective method applies to new awards and awards modified, repurchased, or cancelled after the effective date of this statement. The Company will recognize compensation costs based on the fair value at grant date for any unvested awards over the remaining requisite service period. Based on the stock options granted since the Company’s initial public offering and the number of such stock options outstanding as of December 31, 2005, the effect of the adoption of SFAS No. 123R would be additional expense of $10 after taxes in 2006.

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

In November 2005, the FASB released FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which effectively replaces EITF Issue No. 03-1. FSP 115-1 contains a three-step model for evaluating impairments and carries forward the disclosure requirements in EITF Issue No. 03-1 pertaining to securities in an unrealized loss position is considered impaired; an evaluation is made to determine whether the impairment is other-than-temporary; and, if an impairment is considered other-than-temporary, a realized loss is recognized to write the security’s cost or amortized cost basis down to fair value. FSP 115-1 references existing other-than-temporary impairment guidance for determining when an impairment is other-than-temporary and clarifies that subsequent to the recognition of an other-than-temporary impairment loss for debt securities, an investor shall account for the security using the constant effective yield method. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, with earlier application permitted. The Company adopted FSP 115-1 upon issuance, which did not have a material effect on the Company’s consolidated financial statements.

In September 2005, the AICPA issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in connection with Modifications or Exchanges of Insurance Contracts" (“SOP 05-1”). This statement provides guidance to insurance entities that incur deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines internal replacements as modifications in product benefits, features, rights, or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage with a contract. The accounting treatment for such replacements depends on whether, under the provisions of the SOP, the replacement contract is considered substantially changed from the replaced contract. A substantial change would be treated as the extinguishment of the replaced contract, and all unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets from the replaced contract would no longer be deferred in connection with the replacement contract. A replacement contract that is substantially unchanged should be accounted for as a continuation of the original contract. SOP 05-1 will be effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company plans to adopt this statement beginning with the fiscal quarter beginning January 1, 2006. The Company does not expect that adoption of this SOP will have a material impact on the Company’s net income in 2006.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(dollars in thousands, except per share data)

Concentration of Risk - One independent insurance producer generated approximately 7.2%, 9.8% and 13.6% of the Company's written premium for the years ended December 31, 2005, 2004 and 2003, respectively.

Reclassifications- Certain amounts for prior periods have been reclassified to conform to the 2005 presentation.

2. Investments

All of the Company's investments are classified as available-for-sale.

The amortized cost, gross unrealized gains and losses and estimated fair value of available-for-sale securities by class as of December 31, 2005 are shown below:

	Amortized	Unrealized	Unrealized	Estimated
Available-for-Sale	Cost	Gains	Losses	Fair Value
Fixed maturities:
U.S. Government securities	$3,332	$-	$28	$3,304
Mortgage backed bonds	73,130	92	1,348	71,874
Tax-exempt bonds	211,189	649	2,344	209,494
Collateralized mortgage obligations	12,979	6	216	12,769
Corporate and other	157,545	356	2,470	155,431
Total fixed maturities	458,175	1,103	6,406	452,872

Preferred stock	2,000	-	-	2,000

Total	$460,175	$1,103	$6,406	$454,872

 Gross realized gains of $26 and gross realized losses of $132 for the year ended December 31, 2005 were included in net realized loss on investments.

As of December 31, 2005, the Company owned securities having an aggregate fair value of $365,695 where the market value of the security was less than its amortized cost. The following table displays the extent and duration of the declines in market value relative to cost for securities in our portfolio.

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Fixed maturities:
U.S. Government securities	$-	$-	$3,304	$28	$3,304	$28
Mortgage backed bonds	31,862	553	25,206	795	57,068	1,348
Tax-exempt bonds	120,824	1,345	40,786	999	161,610	2,344
Collateralized mortgage obligations	9,868	216	-	-	9,868	216
Corporate and other	90,940	1,317	42,905	1,153	133,845	2,470
Total	$253,494	$3,431	$112,201	$2,975	$365,695	$6,406

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(dollars in thousands, except per share data)

On a quarterly basis, the Company examines its investment portfolio for evidence of impairment. The assessment of whether impairment has occurred is based on the Company’s evaluation, on an individual security basis, of the underlying reasons for the decline in fair value, which are discussed with the Company’s investment advisor. Together, the Company and its investment advisor determine the extent to which such changes are attributable to interest rates, market-related factors other than interest rates, as well as financial condition, business prospects and other fundamental factors specific to the issuer. The Company reviews declines attributable to issuer fundamentals in further detail. If the Company were to determine that one or more of its securities had suffered a decline in fair value that is other than temporary, the Company would reduce the carrying value of the security to its current fair value as required by GAAP.

Based upon the Company’s analysis, the Company believes that it will recover all contractual principal and interest payments related to those securities that currently reflect unrealized losses. The Company has the ability to hold these securities until they mature, and the Company had no specific plans to sell any securities which were in an unrealized loss position at December 31, 2005. In the last three years, the Company has not incurred any impairment charges.

The amortized cost, gross unrealized gains and losses and estimated fair value of available-for-sale securities by class as of December 31, 2004 are shown below:

	Amortized	Unrealized	Unrealized	Estimated
Available-for-Sale	Cost	Gains	Losses	Fair Value
Fixed maturities:
U.S. Government securities	$4,408	$18	$26	$4,400
Mortgage backed bonds	31,098	73	320	30,851
Tax-exempt bonds	129,324	1,431	635	130,120
Collateralized mortgage obligations	16,751	160	42	16,869
Corporate and other	98,997	978	647	99,328
Total fixed maturities	280,578	2,660	1,670	281,568

Preferred stock	2,000	-	-	2,000

Total	$282,578	$2,660	$1,670	$283,568

Gross realized gains of $431 and gross realized losses of $429 for the year ended December 31, 2004 were included in net realized gain on investments.

As of December 31, 2004, the Company owned securities having an aggregate fair value of $151,389 where the market value of the security was less than its amortized cost. The following table displays the extent and duration of the declines in market value relative to cost for our securities portfolio.

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

As of December 31, 2004, the Company did not believe it owned any securities that had suffered a decline in market value that was other-than-temporary. Therefore, it had not recorded a realized loss for any of the securities in its portfolio at that time.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(dollars in thousands, except per share data)

The amortized cost and estimated market value of fixed maturity securities classified as available-for-sale as of December 31, 2005, by contractual maturity, are shown below. Actual repayments will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

Maturity	Cost	Fair Value
Due in one year or less	$27,820	$27,642
Due after one year through five years	132,928	130,649
Due after five years through ten years	149,853	148,255
Due after ten years	147,574	146,326
Total	$458,175	$452,872

The components of net investment income earned were as follows:

	Years Ended December 31,
	2005	2004	2003
Investment income:
Interest income	$17,903	$9,441	$6,939
Dividend income	-	12	25

Investment income	17,903	9,453	6,964
Investment expenses	(715)	(435)	(281)

Net investment income	$17,188	$9,018	$6,683

As required by regulation, securities of Security National Insurance Company, Coast National Insurance Company, Bristol West Insurance Company and Bristol West Casualty Insurance Company, carried at $11,869 and $11,834 were on deposit with state regulatory authorities as of December 31, 2005 and 2004, respectively.

3. Debt

On February 18, 2004, the Company completed a refinancing of its secured credit facility. This bank agreement (“Bank Agreement”) consists of: (1) a $50,000 Secured Revolving Credit Facility, which includes up to $15,000 of letters of credit and matures in 2009, (2) a $35,000 Term A Loan, which matures in 2010 and (3) a $40,000 Term B Loan, which matures in 2011. The Company’s interest rate on borrowings under the Bank Agreement is London Interbank Offered Rate (LIBOR) plus a margin (1% to 2.25%), which is determined based on the Company’s consolidated total debt to consolidated total capitalization ratio, as defined in the Bank Agreement. At December 31, 2005, the interest rate (including the margin) on the Company’s borrowings was 6.0%. The Company also pays certain commitment fees. The Bank Agreement is secured by a pledge of stock of certain of the Company’s subsidiaries. The refinancing extended the maturity of the Company’s debt coming due in 2005 through 2007. In connection with the refinancing, the Company recorded a charge in 2004 of $1,613 related primarily to the write-off of deferred financing fees from the replaced facility. The amount outstanding at December 31, 2005 was $69,925.  The Company had no borrowings on the revolving credit line at December 31, 2005. The fair market value of the Company’s term loans under the Bank Agreement was $69,925 at December 31, 2005.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(dollars in thousands, except per share data)

The following is a summary of the maturities of these term loans at December 31, 2005:

Maturity

2006	$3,900
2007	3,900
2008	5,212
2009	14,838
2010	32,675
Thereafter	9,400

Total	$69,925

The Bank Agreement requires compliance with certain financial loan covenants relating to leverage and debt service coverage. As of, and for the twelve-month period ended December 31, 2005, the Company was in compliance with all such covenants.

4. Profit Sharing Retirement Plan

The Bristol West Retirement Plan ("the 401(k) Plan") is a defined contribution plan for employees of the Company. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

To be eligible, employees of the Company must have at least 30 days of service and be at least 18 years old. Participants may contribute from 1% to 20% of their earnings, subject to certain limitations in the Internal Revenue Code of 1986, as amended. Participants are permitted to make cash rollover contributions or direct transfers to the 401(k) Plan from other qualified plans in which they participated. Employees who have at least 1 year of service in which they are credited with 1,000 or more hours of service will be eligible for the Company matching contribution. The Company match on contributions is 60% of the employees' before-tax contributions to a maximum of 5% of pay. Company contributions of $1,037, $882 and $605 were made during the years ended December 31, 2005, 2004 and 2003, respectively. In addition, the Company may make a profit sharing contribution each year, at its discretion, to participants. The Company did not make profit sharing contributions during the years ended December 31, 2005, 2004 and 2003.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(dollars in thousands, except per share data)

5. Unpaid Loss and Loss Adjustment Expense Reserves

An analysis of the Company's net loss and loss adjustment expense reserves is summarized in the following table:

	Years Ended December 31,
	2005	2004	2003
		(in thousands)
Balance as of beginning of year	$222,326	$202,296	$157,416
Less: Reinsurance recoverable	116,906	113,286	75,136

Net balance as of beginning of year	105,420	89,010	82,280

Incurred related to:
Current period	394,597	216,845	190,356
Prior periods	9	2,513	9,314

Total incurred	394,606	219,358	199,670

Paid related to:
Current period	259,887	135,508	117,451
Prior periods	42,736	67,440	75,489

Total paid	302,623	202,948	192,940

Net balance as of December 31	197,403	105,420	89,010
Plus: Reinsurance recoverable	24,042	116,906	113,286

Balance as of December 31	$221,445	$222,326	$202,296

Loss and loss adjustment expense reserve estimates are based on forecasts of the ultimate settlement of claims and are subject to uncertainty with respect to future events. Reserve amounts are based on management's informed estimates and judgments, using data currently available. Reserve amounts and the underlying actuarial factors and assumptions are regularly analyzed and adjusted to reflect new information. Such reevaluation is a normal, recurring activity that is inherent in the process of loss and loss adjustment expense reserve estimation and therefore, no assurances can be given that loss and loss adjustment expense reserve development will not occur in the future. The Company's loss and loss adjustment expense reserving methodology is periodically adjusted for changes caused by growth, impacts from expansion into new states, changes in product mix, underwriting standards and rules, loss costs trends, as well as other factors. In addition, the Company continues to enhance its systems and refine its reserving methodology, which beginning in 2002 includes analyzing reserves by accident quarter as opposed to accident year. As a result of changes in estimates of insured events from prior years, the provision for losses and loss adjustment expenses was increased by $9, $2,513 and $9,314 in 2005, 2004 and 2003, respectively.

In calendar years 2005, 2004 and 2003, the Company experienced adverse development on loss and loss adjustment expense reserves for years prior to each of those calendar years. The most significant factors influencing this development in the 2003 year was the adverse impact of the reorganization of the claims department and the pricing and product design assumptions utilized.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(dollars in thousands, except per share data)

6. Reinsurance

In the normal course of business, the Company's insurance subsidiaries have entered into reinsurance agreements with other companies to limit losses, generally through excess-of-loss and quota-share reinsurance agreements. Reinsurance does not discharge the primary liability of the original insurer.

During 2002, the insurance subsidiaries of the Company entered into a quota share reinsurance agreement (“2002-2004 Quota Share”) led by National Union Fire Insurance Company of Pittsburgh, PA (“National Union”), a subsidiary of American International Group, Inc. (AIG), with a 50% participation, followed by Alea London Limited ("Alea") and Federal Insurance Company with 40% and 10% participations, respectively. The transaction with Alea was a related party transaction (see Note 8). Effective January 1, 2005, the Company terminated and commuted this quota share reinsurance agreement. This termination and commutation released the reinsurers from all future liability and resulted in settlement of the contract’s experience account balance of $196,648, which the Company received on January 21, 2005. The termination and commutation had no impact upon reported net income in 2005 as the experience account balance was equal to the liability released. The termination and commutation resulted in significant increases (decreases) in certain balance sheet accounts in 2005, as follows:

Cash	$196,648
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(147,683)
Prepaid reinsurance	(106,310)
Ceding commission receivable	(138,197)
Reinsurance payables	(164,824)
Deferred policy acquisition costs	30,609

The Company entered into a quota share reinsurance agreement effective January 1, 2005 with National Union. The Company elected a 10% cession for 2005. For the year ended December 31, 2005, the Company ceded $42,506 of its earned premium to National Union with a net pre-tax cost, excluding lost investment income, to the Company of $1,275. Effective January 1, 2006, the Company terminated and commuted this quota share reinsurance agreement (see Note 15). The termination and commutation of this quota share reinsurance agreement had no impact upon reported net income.

In addition, the Company ceded premium to the Michigan Catastrophic Claims Association (“MCCA”), a mandatory facility in that state. Earned premium ceded to the MCCA was $9,366, $6,197, and 2,561 for the years ended December 31, 2005, 2004, and 2003, respectively.

As of December 31, 2005, 2004 and 2003, recoverables for reinsurance ceded to the Company's largest reinsurers were an aggregate of $31,517, $147,682 and $135,749, respectively.

Effective March 18, 2004, the Company elected to terminate and commute its aggregate excess of loss reinsurance agreement covering the 2001 through 2003 underwriting years. This resulted in the reinsurer being released from all future liability in return for settlement of the contract’s experience account balance of $10.6 million, which was received on March 18, 2004. The termination and commutation had no impact upon reported net income in 2004, as the experience account balance was equal to the liability released. Inter-Ocean Reinsurance (Ireland) Limited provided the reinsurance under this agreement, and they collateralized their obligations to the Company with a letter of credit. American Re-Insurance Company was the retrocessionaire.

The table below illustrates the effect of reinsurance on premiums written and premiums earned for the years ended December 31:

	2005		2004		2003
	Written	Earned	Written	Earned	Written	Earned

Direct	$595,455	$625,444	$734,909	$681,554	$637,124	$602,266
Assumed	22,418	21,500	17,950	14,051	11,104	11,194
Gross	617,873	646,944	752,859	695,605	648,228	613,460
Ceded	35,258	(51,872)	(383,848)	(370,284)	(385,227)	(339,433)
Net	$653,131	$595,072	$369,011	$325,321	$263,001	$274,027

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(dollars in thousands, except per share data)

Incurred losses and loss adjustment expenses recovered from reinsurers totaled $37,185, $243,249 and $231,278 for the years ended December 31, 2005, 2004 and 2003, respectively.

The value of assets pledged as collateral under assumed reinsurance agreements was $8,794 and $7,476 at December 31, 2005 and 2004, respectively.

All of the material reinsurance agreements to which the Company has been a party have been terminated and commuted, and the reinsurers have been released from all future liabilities under the agreements (see Note 15).

7. Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return.

The components of the provision for income taxes on income for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Taxes on income before income taxes:
Current	$29,403	$30,105	$9,078
Deferred	272	4,657	11,463
	$29,675	$34,762	$20,541

As of December 31, 2005, the Company had $2,850 in net operating loss ("NOL") carryforwards that are subject to Internal Revenue Code Section 382 and, therefore, are limited on an annual basis. These NOLs will begin expiring in 2012. A valuation allowance has been established for the NOLs that reduces the deferred tax asset to an amount that management expects will, more likely than not, be realized based on the Company's current and expected future taxable income and available tax-planning strategies.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(dollars in thousands, except per share data)

The tax effects of the temporary differences comprising the Company's net deferred income taxes for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Deferred tax assets:
Loss reserve discounting	$3,187	$1,513	$1,714
Unearned premium reserves	14,725	9,907	4,350
Net operating loss carryforward	997	1,063	1,128
Accrued expense	-	154	417
Accrued compensation	1,087	1,549	2,120
Stock based compensation	2,225	1,488	1,259
Unrealized Loss	1,907	-	-
Other	-	645	918
Deferred tax assets before valuation allowance	24,128	16,319	11,906
Less valuation allowance	(997)	(1,063)	(1,128)
Deferred tax asset after valuation allowance	23,131	15,256	10,778

Deferred tax liabilities:
Deferred policy acquisition costs	16,199	10,860	7,848
Amortization of intangibles	6,966	6,529	4,248
Unrealized income	-	350	1,253
Depreciation	1,888	2,795	1,108
Deferred policy fees and other underwriting expenses	5,010	4,001	1,954
Other	287	-	-
Deferred tax liabilities	30,350	24,535	16,411
Net deferred income taxes	$(7,219)	$(9,279)	$(5,633)

       The change in the Company's valuation allowance from 2003 to 2004, and from 2004 to 2005, is due to the utilization of the NOLs. The tax benefit associated with the utilization of the NOLs was recorded as a reduction in goodwill.
A reconciliation of expected income taxes at regular corporate rates to actual rates is shown below:

	Years Ended December 31,
	2005	2004	2003

Expected income tax expense	$29,532	$33,565	$18,919
Dividends received deduction	-	(3)	(5)
Tax-exempt interest	(1,882)	(914)	(185)
State taxes	1,369	2,190	1,379
Other	656	(76)	433
Actual income tax expense	$29,675	$34,762	$20,541

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(dollars in thousands, except per share data)

8. Related Party Transactions

Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and Fisher Capital Corporation, LLC ("Fisher Capital") perform consulting and certain other services for the Company. Partnerships affiliated with KKR owned 40.5% and 38.5% of the Company’s common stock as of December 31, 2005 and 2004, respectively, and were significant stockholders of the Company as of December 31, 2003, before the Company’s initial public offering. James R. Fisher, the Company’s Chief Executive Officer, is the managing member of Fisher Capital. Fees to KKR of $500 were incurred by the Company during each of the years ended December 31, 2005, 2004 and 2003, respectively. Fees to Fisher Capital of $95, $95, and $700 were incurred by the Company during the years ended December 31, 2005, 2004 and 2003, respectively. The Company’s Chief Executive Officer, James R. Fisher, did not receive any portion of the fees paid to Fisher Capital in 2005 or 2004. The amounts paid to Fisher Capital in 2003 took into consideration Mr. Fisher’s role as Chief Executive Officer of the Company. The Company owed KKR $125 as of December 31, 2005 and 2004, respectively. There were no unpaid fees owed to Fisher Capital as of December 31, 2005 and 2004.

The Company issued 221,646 stock options at an exercise price of $3.83 per share to Fisher Capital throughout the 2003 fiscal year as additional compensation for Mr. Fisher's role as Chief Executive Officer of the Company. The Company calculated the fair value of these options utilizing the Black Scholes option-pricing model and the following assumptions: dividend yield of 0%, expected volatility of 30%, risk-free interest rate of 4.5% and an average expected life of 15 years. The Company recorded $2,345 in stock compensation costs relative to the option grants during the year ended December 31, 2003.

The Company entered into a services agreement, dated July 24, 2002, as corrected and amended on November 8, 2005, with Firemark Partners LLC ("Firemark"), a service company created by Inder-Jeet Gujral, one of the founders of OneShield Inc. (“OneShield”), the developer of the Company's OneStep® software. Mr. Gujral has also been the Chairman of the Board of Directors of OneShield and a controlling partner of Firemark since January 2000. Mr. Gujral became a Bristol West director on March 24, 2004. As of December 31, 2005, Mr. Gujral owned 0.57% of OneShield’s shares on a fully diluted basis. Pursuant to the Firemark services agreement, in exchange for providing development and implementation assistance to the Company with respect to OneStep, the Company granted Firemark options to purchase 521,520 shares of the Company’s common stock at a price of $3.83 per share. Twenty-five percent of these options vested in the first year of the services agreement and the remaining 75% of these options will vest based upon delivery of the OneStep system and future specified improvements in the Company’s underwriting expense ratio, as measured against the underwriting expense ratio for the four quarters prior to the effective date of the services agreement. As consideration for OneShield being chosen as the subcontractor in this services agreement, OneShield granted the Company warrants to purchase OneShield common stock equal to 2% of the then fully diluted capital stock of OneShield. In addition, the Company purchased 8.0 million shares of Series D preferred stock of OneShield. The Company's total ownership of OneShield stock, including the warrants, represented 6.2% and 6.8% of the fully diluted capital stock of OneShield as of December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, the Company owned $2,000 of OneShield Series D preferred stock and had loans receivable, including accrued interest receivable, from OneShield of $290 and $477, respectively. Certain members and employees of KKR, Fisher Capital and James R. Fisher also have interests in OneShield, through Aurora Investments LLC (“Aurora”). As of December 31, 2005, Aurora’s interest in OneShield was 13.0% on a fully diluted basis. In addition, Mr. Fisher has been granted vested rights to purchase common stock equal to 0.02% of the fully diluted capital of OneShield in connection with his role on its strategic advisory board. Jeffrey J. Dailey, our President and Chief Operating Officer, became a director of OneShield on November 25, 2003. The Company paid Firemark and OneShield, collectively, $3,411, $1,612, and $667 for services and license fees under the Firemark agreement in 2005, 2004 and 2003, respectively.

On November 21, 2005, Firemark assigned 78,228 of its options to purchase 521,520 shares of the Company’s common stock to OneShield, representing OneShield’s 15% ownership interest in Firemark. Also on November 21, 2005, OneShield exercised options to purchase 19,557 shares, representing the 25% vested portion of the options assigned by Firemark. OneShield settled the exercise price of $75 for these options by foregoing 3,863 of the Company’s shares, at a per share market close price of $19.39 per share. As of December 31, 2005, Firemark held options to purchase 443,292 shares and OneShield held options to purchase 58,671 shares.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(dollars in thousands, except per share data)

At December 31, 2004 and 2003, affiliates of KKR owned approximately 40.6% of Alea. The Company's Chief Executive Officer is on the board of directors of Alea. The Company entered into a three-year Discretionary Quota Share Reinsurance Agreement with Alea, effective January 1, 2002, which was terminated and commuted effective January 1, 2005. Pursuant to this quota share reinsurance agreement, direct written premium of $164,607 and $149,723, and loss and loss adjustment expenses of $96,399 and $90,893 were ceded to Alea for the years ended December 31, 2004 and 2003, respectively. The Company's net ceding commissions earned from Alea were $24,758 and $22,346 for the years ended December 31, 2004 and 2003, respectively.

At December 31, 2005, 2004 and 2003, affiliates of KKR owned approximately 0%, 5.6%, and 18.8% on a fully diluted basis of Willis Group Holdings Limited (‘Willis’), which is a public company traded on the New York Stock Exchange. The Company's Chief Executive Officer is on the board of directors of Willis. During the year ended December 31, 2003, Willis acted as a broker in placing the Company's health insurance and general corporate insurance coverage, with respect to which the Company paid premiums aggregating approximately $4,254. The Company paid approximately $2,098 of these premiums directly to Willis, which invoiced the Company on behalf of the insurance carriers but did not ultimately retain such amounts. For the year ended December 31, 2003, Willis received commissions of approximately $438 from insurance carriers that provided insurance coverage for the Company. In addition, the plan provider for The Bristol West Retirement Plan paid Willis commissions equaling approximately $19 based on the plan’s average asset balance for the year ended December 31, 2003, in connection with brokerage services that Willis provided to the Company.

9. Commitments and Contingencies

Operating Leases - The Company leases office space and has several operating leases for office equipment. Total rent expense for these leases was $9,186, $8,661, and $6,511 for the years ended December 31, 2005, 2004 and 2003, respectively.

The following is a schedule of future minimum lease payments for operating leases as of December 31, 2005:

2006	$6,454
2007	5,509
2008	4,591
2009	4,026
2010	3,472
Thereafter	12,213

Total minimum lease payments	$36,265

Litigation - On April 21, 2005, the Company received a subpoena from the Florida Office of Insurance Regulation (“FOIR”) requesting documents related to all reinsurance agreements to which the Company has been a party since January 1, 1998. On May 2, 2005, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) seeking documents relating to “certain loss mitigation insurance products.” On June 14, 2005, the Company received a grand jury subpoena from the United States Attorney for the Southern District of New York (“USAO”) seeking information related to our finite reinsurance activities. The Company has been informed that other insurance industry participants have received similar subpoenas.

The Company is cooperating with the FOIR, the SEC and the USAO. The SEC and the USAO have continued to request that the Company supply additional documents and information, including interviews of various individuals. All of the material reinsurance agreements to which the Company has been a party have been terminated and settled, and the reinsurers have been released from all future liabilities under the agreements. Inasmuch as the governmental investigations are ongoing and the various regulatory authorities could reach conclusions different from the Company’s conclusions concerning the treatment of these transactions that are reflected in the Company’s financial statements, it would be premature to reach any conclusions as to the likely outcome of these matters or their potential impact upon the Company.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(dollars in thousands, except per share data)

The Company was party to a civil action in the Superior Court of the State of California. The suit was filed on or about June 25, 2001 and alleged, among other things, that the Company improperly classified class members as exempt employees and failed to pay overtime compensation. The Court approved the final settlement on March 13, 2003. The Company recorded aggregate pre-tax charges against income of $17,947, including $3,597 during the year ended December 31, 2003, related to this action.

The Company was also a party to another civil action in the Superior Court of the State of California that alleged, among other things, that the Company improperly canceled insureds' automobile insurance policies. The Court entered a final order approving the settlement agreement for this matter on October 27, 2003. The Company recorded a pre-tax charge against income of $13,766 related to this action during the year ended December 31, 2003.

The Company is named as a defendant in a number of class action and individual lawsuits arising in the ordinary course of business, the outcomes of which are uncertain at this time. These cases include those plaintiffs who are seeking restitution, damages and other remedies as a result of the Company's alleged failure to timely return unearned premium, the Company's alleged failure to properly reimburse claimants for certain expenses and other cases challenging various aspects of the Company's claims and marketing practices and business operations.  The Company plans to contest the outstanding suits vigorously.

The Company accounts for such activity through the establishment of unpaid claim and claim adjustment expense reserves. The Company believes the current assumptions and other considerations the Company uses to estimate its potential liability for litigation are appropriate. While it is not possible to know with certainty the ultimate outcome of these claims or lawsuits, the Company believes it has adequately reserved for its existing known litigation and that such litigation will not have a material effect on its future financial condition or results of operations. In view of the uncertainties regarding the outcome of these claims or lawsuits, as well as the tax-deductibility of related payments, it is possible that the ultimate cost to the Company of these claims or lawsuits could exceed the reserves established by amounts that would have a material adverse effect on the Company’s future financial condition or results of operations in a particular quarter or year.

10. Stock Ownership
(Number of shares, options, warrants, and share prices expressed in whole numbers)

Employee Stock Options

The 1998 Stock Option Plan of Bristol West Holdings, Inc. and its subsidiaries (the "1998 Plan") for key employees of the Company provides for the granting of stock options to employees of the Company. The exercise price of the shares of common stock will be the fair market value of the common stock on the grant date. The options vest ratably over periods of two or five years. Options expire and are no longer exercisable on the tenth anniversary of the grant date. The original amount of options authorized for grant under the 1998 Plan was 2,607,600. As of December 31, 2005, there were 114,692 option shares available for grant under the 1998 Plan. There were 1,062,858, 890,069 and 1,631,575 options exercisable at December 31, 2005, 2004, and 2003, respectively. The weighted average remaining contractual life of options outstanding as of December 31, 2005 was 3.30 years.

Transactions involving employee stock options are as follows:

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(dollars in thousands, except per share data)

	Number	Weighted Average
Option shares	of Shares	Exercise Price

Outstanding December 31, 2002	2,269,916	$3.83
Expired during 2003	(28,651)	3.83
Granted during 2003	262,113	7.33
Outstanding December 31, 2003	2,503,378	4.20
Exercised during 2004	(1,098,319)	3.83
Expired during 2004	(17,676)	5.15
Granted during 2004	25,166	20.91
Outstanding December 31, 2004	1,412,549	4.76
Exercised during 2005	(41,771)	4.09
Expired during 2005	(17,960)	5.91
Outstanding December 31, 2005	1,352,818	4.77

	Options Outstanding			Options Exercisable
		Weighted	Remaining		Weighted
		Average	Term		Average
Exercise Price	Shares	Price	(in years)	Shares	Price

$3.83	1,197,256	$ 3.83	2.78	976,652	$ 3.83
$7.67 - $20.91	155,562	11.97	7.31	86,206	11.12
	1,352,818	$ 4.77	3.30	1,062,858	$ 4.42

Non-employee Options and Warrants

On July 24, 2002, the Company granted options to purchase 521,520 shares of the Company’s common stock to Firemark in exchange for providing development and implementation assistance to the Company with respect to OneStep (see Note 8). The Company capitalized $256 of costs related to options to purchase 130,380 of these shares. The Company calculated the fair value of the options utilizing the Black-Scholes option pricing model and the following assumptions: dividend yield of 0%, expected volatility of 30%, risk-free interest rate of 4.65% and an average expected life of 10 years. The remaining options to purchase 391,140 shares are linked to performance criteria, which have not yet been met by Firemark.

On November 21, 2005, Firemark assigned 78,228 of its options to purchase 521,520 shares of the Company’s common stock to OneShield, representing OneShield’s 15% ownership interest in Firemark. Also on November 21, 2005, OneShield exercised options to purchase 19,557 of these shares, representing the 25% vested portion of the options assigned by Firemark (see Note 8). As of December 31, 2005 and 2004, Firemark held options to purchase 443,292 and 521,520 shares, respectively, and OneShield held options to purchase 58,671 and 0 shares, respectively.

In addition, Inter-Ocean Reinsurance (Ireland) Limited held warrants to purchase 432,613 shares of the Company’s common stock at December 31, 2005 and 2004. These warrants have an exercise price of $3.83 per share and expire on July 1, 2016.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(dollars in thousands, except per share data)

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

A summary of all employee restricted stock activity during the years ended December 31, 2005 and 2004 follows:

Shares outstanding, January 1, 2004	-

Shares granted	296,939
Shares forfeited	(18,098)

Shares outstanding, December 31, 2004	278,841

Shares granted	186,109
Shares forfeited	(4,927)

Shares outstanding, December 31, 2005	460,023

11. Property, Software and Equipment

Property, software and equipment consists of the following at December 31:

	2005	2004

Furniture and fixtures	$6,160	$5,374
Office and computer equipment	17,289	14,662
Leasehold improvements	1,786	1,453
Vehicles	121	121
Computer software	20,353	16,372

	45,709	37,982

Less accumulated depreciation	(26,564)	(19,965)

Property, software and equipment - net	$19,145	$18,017

The Company recorded $5,267, $3,966 and $2,223 for depreciation expense for the years ended December 31, 2005, 2004 and 2003, respectively. The Company recorded $1,332, $2,071 and $1,859 of amortization expense related to internal use software costs for the years ended December 31, 2005, 2004 and 2003, respectively.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(dollars in thousands, except per share data)

12. Regulatory Matters

The Company's insurance subsidiaries are subject to comprehensive regulation by government agencies in the states in which the subsidiaries are domiciled and licensed to transact business. State insurance laws restrict the ability of the Company's insurance subsidiaries to make dividend payments and enter into intercompany transactions. As of December 31, 2005, the Company’s insurance subsidiaries could pay dividends of $30,591 without receiving prior regulatory approval. No such dividends were paid or declared during the years ended December 31, 2005, 2004, and 2003, respectively. Statutory surplus of the Company's insurance subsidiaries, determined in accordance with prescribed statutory accounting practices, was $304,600 and $261,982 at December 31, 2005 and 2004, respectively. The Company obtained permission from the California Department of Insurance to recognize a surplus contribution of $110,000 to one of its subsidiaries, as of December 31, 2003, which was paid in during February 2004. Statutory net income was $35,676, $25,669, and $31,108 during the years ended December 31, 2005, 2004 and 2003, respectively.

The insurance subsidiaries of the Company prepare their statutory financial statements in accordance with accounting practices prescribed by the applicable state insurance departments. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules.

The state insurance departments that have jurisdiction over our insurance subsidiaries may conduct on-site visits and examinations of our insurers' affairs, including their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Typically, these examinations are conducted every three to five years. In addition, if circumstances dictate, regulators are authorized to conduct special or target examinations of insurers to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination or assessing fines or other penalties against that company. Currently, there are eight such examinations and related proceedings in progress. The outcome of these examinations and related proceedings are uncertain and, at the present time, the Company cannot determine their impact on the Company.

13. Accumulated Other Comprehensive Income

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Unrealized Gain (Loss) on Securities	Interest Rate Cap	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2003	$2,894	$(420)	$2,474
2003 change, net of tax of $184	(762)	420	(342)
Balance at December 31, 2003	2,132	-	2,132
2004 change, net of tax of $839	(1,492)	-	(1,492)
Balance at December 31, 2004	640	-	640
2005 change, net of tax of $2,267	(4,030)	-	(4,030)
Balance at December 31, 2005	$(3,390)	$-	$(3,390)

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

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(dollars in thousands, except per share data)

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2005	2004	2003

Net Income applicable to common stockholders	$54,702	$61,137	$33,514

Weighted average common shares - basic	30,648,419	30,680,692	23,829,487
Effect of dilutive securities:
Options	1,178,701	1,369,162	1,224,065
Restricted stock	97,951	14,354	-
Warrants	220,564	239,914	291,008
Weighted average common shares - dilutive	32,145,635	32,304,122	25,344,560

Basic Earnings Per Share	$1.78	$1.99	$1.41

Diluted Earnings Per Share	$1.70	$1.89	$1.32

15. Subsequent Events

  The Company agreed with National Union Fire Insurance Company of Pittsburgh, PA to terminate and commute the 2005 quota share reinsurance agreement on a cut-off basis effective January 1, 2006. The termination and commutation resulted in the reinsurer’s release from all future liability in return for settlement of all balances due the Company, including commission and profit commission receivable, ceded loss reserves, ceded unearned premiums less any payables due the reinsurer. The Company received the net amount due from the reinsurer of $11.0 million on January 31, 2006. The termination and commutation will have no immediate impact to earnings per share or book value. The termination and commutation resulted in the following increases/(decreases) in certain balance sheet accounts in 2006, as follows:

Cash	$11,004
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(16,429)
Prepaid reinsurance	(18,287)
Ceding commission receivable	(8,928)
Reinsurance payables	(28,067)
Deferred policy acquisition costs	4,573

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(in thousands, except per share data)

16. Quarterly Results for 2005 and 2004 (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005

Revenues	$185,605	$175,103	$162,576	$154,265
Cost and Expenses	159,219	154,521	142,052	137,380
Net income	16,821	13,121	13,084	11,676
Basic earnings per share	0.53	0.42	0.43	0.39
Diluted earnings per share	0.51	0.41	0.41	0.37

2004

Revenues	$89,877	$102,389	$108,194	$110,441
Cost and Expenses	66,970	77,707	83,953	86,372
Net income	14,546	15,673	15,393	15,525
Basic earnings per share	0.51	0.50	0.49	0.49
Diluted earnings per share	0.48	0.48	0.47	0.47

BRISTOL WEST HOLDINGS, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES
(in thousands)

	As of December 31, 2005
			Amount at which
			shown on
Type of Investment	Cost	Fair Value	Balance Sheet

Fixed Maturities

U.S. Government securities	$3,332	$3,304	$3,304
Mortgage backed bonds	73,130	71,874	71,874
Tax exempt bonds	211,189	209,494	209,494
Collateralized mortgage obligations	12,979	12,769	12,769
Corporate and other	157,545	155,431	155,431

Total fixed maturities	$458,175	$452,872	$452,872

Equity Securities

Preferred stock	$2,000	$2,000	$2,000

Total equity securities	$2,000	$2,000	$2,000

Total investments	$460,175	$454,872	$454,872

BRISTOL WEST HOLDINGS, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(in thousands)

	December 31,
	2005	2004

Assets:

Cash and cash equivalents	$20,372	$7,248
Equity securities	2,000	2,000
Investment in subsidiaries	235,609	238,476
Due from affiliates	557	787
Deferred financing fees	1,540	1,953
Income taxes receivable	44,412	41,132
Goodwill	101,546	101,611
Other assets	2,986	2,995

Total assets	$409,022	$396,202

Liabilities and Capital:

Accounts payable, accrued expenses, and other liabilities	$2,142	$491
Long-term debt, including current portion	69,925	73,388

Total liabilities	72,067	73,879

Stockholders' Equity

Preferred stock, $0.01 par value	-	-
Common stock, $0.01 par value	328	325
Additional paid-in capital	235,308	231,281
Treasury stock	(34,078)	(2,965)
Stock subscriptions receivable	(59)	(120)
Retained earnings	144,609	97,885
Deferred compensation on restricted stock	(5,763)	(4,723)
Accumulated other comprehensive income	(3,390)	640

Total stockholders' equity	336,955	322,323

Total liabilities and stockholders' equity	$409,022	$396,202

BRISTOL WEST HOLDINGS, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
(in thousands)

	Years ended December 31,
	2005	2004	2003

Income:

Other income	$256	$31	$61

Total income	256	31	61

Cost and Expenses:

Interest expense	3,816	2,597	2,495
Amortization expense	413	371	640
Extinguishment of debt	-	1,613	-
Litigation expense	-	-	10,000
Other expenses	7,850	3,016	4,240

Total expenses	12,079	7,597	17,375

Loss before federal income taxes and equity in net
earnings of subsidiaries	(11,823)	(7,566)	(17,314)

Income taxes	(1,408)	(2,698)	(6,803)

Loss before equity in net earnings of subsidiaries	(10,415)	(4,868)	(10,511)

Equity in net earnings of subsidiaries	65,117	66,005	44,025

Net earnings	$54,702	$61,137	$33,514

BRISTOL WEST HOLDINGS, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOW
(in thousands)

	Years ended December 31,
	2005	2004	2003

Cash flows from operating activities:

Net earnings	$54,702	$61,137	$33,514
Undistributed earnings of subsidiaries	(65,117)	(66,005)	(44,025)
Extinguishment of debt	-	1,613	-
Change in working capital	65,392	627	25,918
Tax benefit on exercise of stock options	304	8,147	-

Net cash provided by operating activities	55,281	5,519	15,407

Cash flows from investing activities:

Capital contributions to subsidiaries	-	(110,000)	(20,500)
Purchase of equity securities	-	(400)	(1,600)

Net cash used in investing activities	-	(110,400)	(22,100)

Cash flows from financing activities:

Proceeds from initial public offering	-	113,405	-
Proceeds from exercise of stock options, including tax benefit	171	5,548	-
Principal repayment at time of debt extinguishment	-	(71,500)	-
Principal payments on long-term debt	(3,463)	(1,612)	(10,000)
Issuance of long-term debt	-	75,000	10,000
Payment of fees and expenses related to acquisition of long-term debt	-	(2,325)	-
Payment of dividends to stockholders	(7,975)	(4,714)	-
Payments on stock subscription receivable	61	274	337
Acquisition of treasury stock	(30,951)	(69)	(54)

Net cash (used in) provided by financing activities	(42,157)	114,007	283

Net increase (decrease) in cash	13,124	9,126	(6,410)

Cash, beginning of period	7,248	(1,878)	4,532

Cash, end of period	$20,372	$7,248	$(1,878)

BRISTOL WEST HOLDINGS, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
For the years ended December 31, 2005, 2004, and 2003
(in thousands)

		Reserves for						Amortization
	Deferred	Unpaid Losses					Losses and	of Deferred
	Policy	and Loss				Net	Loss Adjustment	Policy		Net
	Acquisition	Adjustment	Unearned	Earned	Fee Income	Investment	Expenses	Acquisition	Other	Written
	Costs	Expenses	Premiums	Premiums	and Other	Income	Incurred	Costs	Expenses	Premium

2005

Property and Casualty	$ 46,283	$ 221,445	$ 185,360	$ 595,072	$ 65,395	$ 17,188	$ 394,606	$ 15,255	$ 44,526	$ 653,131

Consolidated	$ 46,283	$ 221,445	$ 185,360	$ 595,072	$ 65,395	$ 17,188	$ 394,606	$ 15,255	$ 44,526	$ 653,131

2004

Property and Casualty	$ 31,028	$ 222,326	$ 214,431	$ 325,321	$ 76,562	$ 9,018	$ 219,358	$ 58,428	$ 37,216	$ 369,011

Consolidated	$ 31,028	$ 222,326	$ 214,431	$ 325,321	$ 76,562	$ 9,018	$ 219,358	$ 58,428	$ 37,216	$ 369,011

2003

Property and Casualty	$ 22,423	$ 202,296	$ 157,178	$ 274,027	$ 72,081	$ 6,683	$ 199,670	$ 51,801	$ 47,265	$ 263,001

Consolidated	$ 22,423	$ 202,296	$ 157,178	$ 274,027	$ 72,081	$ 6,683	$ 199,670	$ 51,801	$ 47,265	$ 263,001

BRISTOL WEST HOLDINGS, INC.
SCHEDULE IV
REINSURANCE
(in thousands)

		Ceded to	Assumed		Percentage of
	Gross	Other	From Other	Net	Amount
	Amount	Companies	Companies	Amount	Assumed to Net

For the year ended December 31, 2005

Property and casualty insurance premiums	$625,444	$51,872	$21,500	$595,072	4%

Total premiums	$625,444	$51,872	$21,500	$595,072	4%

For the year ended December 31, 2004

Property and casualty insurance premiums	$681,554	$370,284	$14,051	$325,321	4%

Total premiums	$681,554	$370,284	$14,051	$325,321	4%

For the year ended December 31, 2003

Property and casualty insurance premiums	$602,266	$339,433	$11,194	$274,027	4%

Total premiums	$602,266	$339,433	$11,194	$274,027	4%

BRISTOL WEST HOLDINGS, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Charged to	Charged to	Write-offs/
	Balance	Costs and	Other Accounts -	Payments/	Balance
	January 1,	Expenses	Earned Premium	Other	December 31,

2005
Allowance for doubtful accounts	$15,845	$1,161	$6,604	$(16,852)	$6,758
Accumulated depreciation of property, software, and equipment	19,965	6,599	-	-	26,564
Valuation allowance for deferred taxes	1,063	-	-	(66)	997

2004
Allowance for doubtful accounts	$16,812	$50	$10,912	$(11,929)	$15,845
Accumulated depreciation of property, software, and equipment	14,346	6,037		(418)	19,965
Valuation allowance for deferred taxes	1,128	-		(65)	1,063

2003
Allowance for doubtful accounts	$1,646	$10,000	$7,364	$(2,198)	$16,812
Accumulated depreciation of property, software, and equipment	10,264	4,082			14,346
Valuation allowance for deferred taxes	1,964	-		(836)	1,128

BRISTOL WEST HOLDINGS, INC.
SCHEDULE VI
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY
AND CASUALTY INSURANCE OPERATIONS
(in thousands)

	Losses and Loss Adjustment		Paid Losses and
	Expenses Incurred Related to:		Loss Adjustment
	Current Year	Prior Years	Expenses

Years ended December 31,

2005	$394,597	$9	$302,623

2004	$216,845	$2,513	$202,948

2003	$190,356	$9,314	$192,940