Form 10-Q
period 2006-03-31
BRISTOL WEST HOLDINGS INC
filed 2006-05-10
CIK 1272957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or
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

Yes ☒ No ࿠

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer  ࿠  Accelerated filer ☒  Non-accelerated filer ࿠

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ࿠ No☒

At April 30, 2006, the registrant had issued and outstanding an aggregate of 30,157,168 shares of its common stock.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BRISTOL WEST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2006	2005
	(in thousands, except share data)
Assets:
Investments:
Fixed maturities available-for-sale (amortized cost $470,320 and $458,175 at
March 31, 2006 and December 31, 2005, respectively)	$461,637	$452,872
Equity securities (cost $2,000 at March 31, 2006 and December 31, 2005)	2,000	2,000
Total investments	463,637	454,872
Cash and cash equivalents	20,651	32,399
Accrued investment income	4,713	5,156
Premiums and other receivables (net of allowance for doubtful accounts of $7,043 and
and $6,758 at March 31, 2006 and December 31, 2005, respectively)	169,758	164,033
Reinsurance recoverables on paid and unpaid losses and loss adjustment expenses	18,204	31,517
Prepaid reinsurance	3,137	21,470
Ceding commission receivable	-	8,671
Deferred policy acquisition costs	52,731	46,283
Property, software and equipment - net	19,183	19,145
Goodwill	101,546	101,546
Other assets	9,371	8,264
Total assets	$862,931	$893,356
Liabilities and Stockholders' Equity:
Liabilities:
Policy liabilities:
Reserve for losses and loss adjustment expenses	$216,901	$221,445
Unearned premiums	195,767	185,360
Total policy liabilities	412,668	406,805
Reinsurance payables	3,793	30,590
Accounts payable and other liabilities	34,330	41,862
Deferred income taxes	6,167	7,219
Long-term debt, including current portion	68,950	69,925
Total liabilities	525,908	556,401
Commitments and contingent liabilities (Note 6)
Stockholders' equity:
Preferred stock, $0.01 par value (15,000,000 shares authorized; 0 shares
outstanding at March 31, 2006 and December 31, 2005)	-	-
Common stock, $0.01 par value (200,000,000 shares authorized; 33,209,157 and
32,819,209 shares issued at March 31, 2006 and December 31, 2005, respectively)	332	328
Additional paid-in capital	231,521	235,308
Retained earnings	153,713	144,609
Deferred compensation on restricted stock	-	(5,763)
Treasury stock at cost (3,030,935 and 2,551,649 shares held at March 31, 2006 and
December 31, 2005, respectively)	(42,945)	(34,078)
Stock subscription receivable	(44)	(59)
Accumulated other comprehensive loss	(5,554)	(3,390)
Total stockholders' equity	337,023	336,955
Total liabilities and stockholders' equity	$862,931	$893,356

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share data)
Revenues:
Net earned premium	$144,278	$163,459
Net investment income	4,967	3,633
Realized gain (loss) on investments, net	68	(1)
Policy service fee revenue	13,836	17,766
Other income	734	748

Total revenues	163,883	185,605

Costs and Expenses:
Losses and loss adjustment expenses incurred	97,658	107,765
Commissions and other underwriting expenses	37,526	40,815
Other operating and general expenses	10,383	9,671
Interest expense	1,206	968

Total costs and expenses	146,773	159,219

Income before income taxes	17,110	26,386

Income taxes	5,920	9,565

Net Income	$11,190	$16,821

Net income per common share - Basic	$0.38	$0.53
Net income per common share - Diluted	$0.36	$0.51

Dividends declared per common share	$0.07	$0.05

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands, except share data)
STOCKHOLDERS' EQUITY:

Common Stock
Balance, beginning of period	$328	$325
Exercise of options and warrants, including tax benefit (127,075 shares--2006; 3,265 shares--2005)	1	-
Shares issued for services (3,470 shares--2006; 4,137 shares--2005)	-	-
Issuance of restricted common stock (259,322 shares--2006; 167,669 shares--2005)	3	2
Shares issued in payment of dividend (81 shares--2006; 23 shares--2005)	-	-
Balance, end of period	332	327

Additional Paid-In Capital
Balance, beginning of period	235,308	231,281
Exercise of options and warrants, including tax benefit (127,075 shares--2006; 3,265 shares--2005)	1,179	29
Shares issued for services (3,470 shares--2006; 4,137 shares--2005)	88	84
Issuance of restricted common stock (259,322 shares - 2006; 167,669 shares--2005)	(3)	2,840
Shares issued in payment of dividend (81 shares--2006; 23 shares--2005)	1	-
Forfeiture of restricted common stock (2,724 shares--2006)	51	-
Amortization of deferred compensation on restricted stock	660	-
Reclassification resulting from adoption of accounting principle (SFAS No. 123R)	(5,763)	-
Balance, end of period	231,521	234,234

Retained Earnings
Balance, beginning of period	144,609	97,885
Net income	11,190	16,821
Dividend to common shareholders ($0.07 per share--2006; $0.05 per share--2005)	(2,086)	(1,601)
Balance, end of period	153,713	113,105

Deferred Compensation on Restricted Stock
Balance, beginning of period	(5,763)	(4,723)
Issuance of restricted common stock (167,669 shares--2005)	-	(2,842)
Amortization of deferred compensation on restricted stock	-	399
Reclassification resulting from adoption of accounting principle (SFAS No. 123R)	5,763	-
Balance, end of period	-	(7,166)

Treasury Stock
Balance, beginning of period	(34,078)	(2,965)
Acquisition of treasury stock (476,562 shares--2006; 434,100 shares--2005)	(8,816)	(6,778)
Restricted stock forfeited (2,724 shares--2006)	(51)	-
Balance, end of period	(42,945)	(9,743)

Stock Subscription Receivable
Balance, beginning of period	(59)	(120)
Payment of stock subscriptions receivable	15	13
Balance, end of period	(44)	(107)

Accumulated Other Comprehensive Loss
Balance, beginning of period	(3,390)	640
Unrealized holdings losses arising during the period	(2,171)	(3,617)
Reclassification adjustment	7	(32)
Net unrealized losses on securities	(2,164)	(3,649)
Balance, end of period	(5,554)	(3,009)

Total Stockholders' Equity	$337,023	$327,641

COMPREHENSIVE INCOME:

Net income	$11,190	$16,821
Net unrealized losses on securities	(2,164)	(3,649)
Comprehensive Income	$9,026	$13,172

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,190	$16,821
Adjustments to reconcile net income to net cash provided by
operating activities:
Accretion of fixed maturity investments	1,116	868
Depreciation and amortization	1,705	1,680
Realized investment (gain) loss	(68)	1
Deferred federal and state income taxes	165	(2,156)
Stock based compensation	734	406
Changes in assets and liabilities:
Accrued investment income	443	(1,062)
Premiums and other receivables	(5,725)	1,340
Reinsurance receivables	21,984	277,436
Prepaid reinsurance premiums	18,333	92,636
Deferred policy acquisition costs	(6,448)	(25,972)
Losses and loss adjustment expenses	(4,544)	(4,362)
Unearned premiums	10,407	602
Reinsurance payables	(26,797)	(146,271)
Other assets and liabilities	(9,517)	2,683
Tax benefit on exercise of stock options	-	16

Net cash provided by operating activities	12,978	214,666

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed maturity investments - available-for-sale	(24,523)	(126,292)
Sales and maturities of fixed maturity investments - available-for-sale	11,311	1,829
Acquisition of property, software and equipment	(1,298)	(1,663)

Net cash used in investing activities	(14,510)	(126,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	62	13
Tax benefit on exercise of stock options	693	-
Acquisition of treasury stock	(7,927)	(6,778)
Principal payments on long-term debt	(975)	(538)
Payment of dividends to stockholders	(2,084)	(1,579)
Other	15	13

Net cash used in financing activities	(10,216)	(8,869)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,748)	79,671

Cash and cash equivalents, January 1	32,399	11,508

Cash and cash equivalents, March 31	$20,651	$91,179

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (dollars in thousands, except per share data)

1.	Nature of Operations

Bristol West Holdings, Inc. (the "Company") is a property and casualty insurer writing and distributing private passenger automobile insurance. Given the homogeneity of the product, the regulatory environments in which it operates, the type of customer and the method of distribution, the operations of the Company are one segment. As of March 31, 2006, the Company is licensed in 37 states and the District of Columbia. The Company consists of a holding company, four statutory insurance companies (Bristol West Casualty Insurance Company, Bristol West Insurance Company, Security National Insurance Company and Coast National Insurance Company), agencies and claims servicing companies.

2.	Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

3.	Stock-based Compensation

Employee Stock Options

The 1998 Stock Option Plan of Bristol West Holdings, Inc. and its subsidiaries for key employees of the Company provides for the granting of stock options to employees of the Company. The exercise price of the shares of common stock will be the fair market value of the common stock on the grant date. The options vest ratably over periods of two or five years. Options expire and are no longer exercisable on the tenth anniversary of the grant date. The original amount of option shares authorized for grant under the 1998 Plan was 2,607,600. As of March 31, 2006, there were 114,939 option shares available for grant under the 1998 Plan. There were 1,195,122 and 1,062,858 options exercisable at March 31, 2006 and December 31, 2005, respectively. The weighted average remaining contractual life of options outstanding as of March 31, 2006 was 3.02 years.

There were no employee option grants made during the three months ended March 31, 2006. Employee stock option activity for the three months ended March 31, 2006 is detailed below:

Option shares	Number of Shares	Weighted Average Exercise Price

Outstanding December 31, 2005	1,352,818	$4.77

Exercised during 2006	(16,252)	3.83
Expired during 2006	(247)	12.17

Outstanding March 31, 2006	1,336,319	$4.78

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Price	Remaining Term (in years)	Shares	Weighted Average Price

$3.83	1,181,004	$ 3.83	2.49	1,109,163	$ 3.83
$7.67 - $20.91	155,315	11.97	7.06	85,959	11.12
	1,336,319	$ 4.78	3.02	1,195,122	$ 4.35

Non-employee Options and Warrants

On July 24, 2002, the Company granted options to purchase 521,520 shares of the Company’s common stock to Firemark Partners LLC (“Firemark”) in exchange for providing development and implementation assistance to the Company with respect to the OneStep® software. The Company capitalized $256 of costs related to options to purchase 130,380 of these shares. The Company calculated the fair value of the options utilizing the Black-Scholes option pricing model and the following assumptions: dividend yield of 0%, expected volatility of 30%, risk-free interest rate of 4.65% and an average expected life of 10 years. The remaining options to purchase 391,140 shares are linked to performance criteria, which have not yet been met by Firemark.

On November 21, 2005, Firemark assigned 78,228 of its options to purchase 521,520 shares of the Company’s common stock to OneShield, Inc. (“OneShield”), the developer of the Company’s OneStep software, representing OneShield’s 15% ownership interest in Firemark.

On March 24, 2006, Firemark exercised options to purchase 110,823 shares of the Company’s common stock. Firemark settled the exercise price of $424 for these options by foregoing 22,662 shares of the Company’s common stock, at a per share market price of $18.73 per share. As of March 31, 2006 and December 31, 2005, Firemark held options to purchase 332,469 and 443,292 shares, respectively, and OneShield held options to purchase 58,671 shares.

In addition, Inter-Ocean Reinsurance (Ireland) Limited held warrants to purchase 432,613 shares of the Company’s common stock at March 31, 2006 and December 31, 2005. These warrants have an exercise price of $3.83 per share and expire on July 1, 2016.

Restricted Shares

The Company began issuing restricted stock awards in 2004 pursuant to the Company’s 2004 Stock Incentive Plan. The restricted stock awards were issued as time-based awards, which vest upon the lapse of a period of time, typically in two to five years, or earlier if there is an acceleration event.  The restricted stock awards are expensed pro rata over the vesting period based on the market value of the awards at the time of grant.

A summary of all employee restricted stock activity for the three months ended March 31, 2006 follows:

Shares outstanding, December 31, 2005	460,023
Shares granted	244,349
Shares forfeited	(2,724)
Shares outstanding, March 31, 2006	701,648

Recent Accounting Pronouncement

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, Share-Based Payments (revised 2004), (“SFAS No. 123R”). Among its provisions, SFAS No. 123R requires the Company to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. Prior to the adoption of SFAS No. 123R, the Company utilized the intrinsic-value based method of accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Accordingly, compensation cost for the stock options awarded was measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee was required to pay to acquire the stock.

The Company adopted SFAS No. 123R in the first quarter of 2006 using the modified prospective method. This transition method applies to new awards and awards modified, repurchased, or cancelled after the effective date of this statement. The Company recognized compensation costs of $10 after taxes during the three months ended March 31, 2006, based on the fair value at grant date of its unvested awards and the remaining requisite service period. Results for prior periods have not been restated as provided for under the modified prospective approach. For equity awards granted after the date of adoption, we will amortize share-based compensation expense on a straight-line basis over the vesting term.

The Company receives a tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the stock price when the options are exercised over the exercise price of the options. Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the benefits of tax deductions in excess of the grant-date fair value for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. Accordingly, the Company recognized tax benefits on the exercise of stock options within the Consolidated Statements of Cash Flows as a financing cash inflow of $693 for the three months ended March 31, 2006 and as an operating cash inflow of $16 for the three months ended March 31, 2005.

The following table shows the effect on net income and earnings per share for the three months ended March 31, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of the awards, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure:

Net income, as reported	$16,821
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(83)

Pro forma net income	$16,738

Net income per share

Basic—As reported	$0.53
Basic—Pro forma	$0.53

Diluted—As reported	$0.51
Diluted—Pro forma	$0.51

4. Debt

   The Company entered into a secured credit facility in February 2004, consisting of: (1) a $50,000 Secured Revolving Credit Facility, which includes up to $15,000 of letters of credit and matures in 2009, (2) a $35,000 Term A Loan, which matures in 2010 and (3) a $40,000 Term B Loan, which matures in 2011. The Company’s interest rate on borrowings under this bank agreement (“Bank Agreement”) is London Interbank Offered Rate (“LIBOR”) plus a margin (1% to 2.25%), which is determined based on the Company’s consolidated total debt to consolidated total capitalization ratio as defined in the Bank Agreement. The Company also pays certain commitment fees. The Bank Agreement is secured by a pledge of stock of certain of the Company’s subsidiaries. The amount of debt outstanding at March 31, 2006 and December 31, 2005 was $68,950 and $69,925, respectively.  The Company had no borrowings on the revolving credit line at March 31, 2006 and December 31, 2005.

The Bank Agreement requires compliance with certain financial loan covenants relating to leverage and debt service coverage. As of, and for the twelve-month period ended March 31, 2006, the Company was in compliance with all such covenants.

5. Net Income per Share

   The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2005

Net income applicable to common stockholders	$11,190	$16,821

Weighted average common shares - basic	29,733,363	31,518,617
Effect of dilutive securities:
Options	1,169,306	1,183,033
Restricted stock	197,557	52,988
Warrants	224,809	217,999
Weighted average common shares - dilutive	31,325,035	32,972,637

Basic Earnings Per Share	$0.38	$0.53

Diluted Earnings Per Share	$0.36	$0.51

6. Commitments and Contingencies

On April 21, 2005, the Company received subpoenas from the Florida Office of Insurance Regulation (“FOIR”) requesting documents related to all reinsurance agreements to which the Company has been a party since January 1, 1998. On May 2, 2005, the Company received a subpoena from the Securities and Exchange Commission (the “SEC”) seeking documents relating to “certain loss mitigation insurance products.” On June 14, 2005, the Company received a grand jury subpoena from the United States Attorney for the Southern District of New York (the “USAO”) seeking information relating to the Company’s finite reinsurance agreements. The Company has been informed that other insurance industry participants have received similar subpoenas. The Company is cooperating with the FOIR, the SEC and the USAO.

All of the material reinsurance agreements to which the Company has been a party have been terminated and settled, and the reinsurers have been released from all future liabilities under the agreements. Inasmuch as the governmental investigations are ongoing and the various regulatory authorities could reach conclusions different from the Company’s concerning the treatment of these transactions that are reflected in the Company’s financial statements, it would be premature to reach any conclusions as to the likely outcome of these matters and their potential impact upon the Company.

The Company is named as a defendant in a number of class action and individual lawsuits, the outcomes of which are uncertain at this time.  These cases include those plaintiffs who are seeking restitution, damages and other remedies as a result of the Company’s alleged failure to timely return unearned premium, the Company’s alleged failure to properly reimburse claimants for certain expenses and other cases challenging various aspects of the Company’s claims and marketing practices and business operations.  The Company plans to contest all of the outstanding suits vigorously.

The Company accounts for such activity through the establishment of unpaid claim and claim adjustment expense reserves. The Company believes the current assumptions and other considerations the Company uses to estimate its potential liability for litigation are appropriate. While it is not possible to know with certainty the ultimate outcome of these claims or lawsuits, the Company believes it has adequately reserved for its existing known litigation and that such litigation will not have a material effect on its future financial condition or results of operations. In view of the uncertainties regarding the outcome of these claims or lawsuits, as well as the tax-deductibility of related payments, it is possible that the ultimate cost to the Company of these claims or lawsuits could exceed the reserves established by amounts that would have a material adverse effect on the Company's future financial condition or results of operations in a particular quarter or year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

  We have derived the following discussion and analysis of the results of operations for the three months ended March 31, 2006 and March 31, 2005, respectively, and our financial condition as of each period, from the condensed consolidated financial statements included elsewhere in this document. You should read this discussion and analysis in conjunction with such financial statements. When this report uses the words "we," "us," and "our," these words refer to Bristol West Holdings, Inc. and its subsidiaries, unless the context otherwise requires.

General

  We provide private passenger automobile insurance and related services in 21 states. Most of the business we write is non-standard automobile insurance. Non-standard automobile insurance provides coverage to drivers who find it difficult to purchase standard automobile insurance as a result of a number of factors, including their driving record, vehicle, age or claims history, or because they have limited financial resources. Many of these drivers purchase state-mandated minimum limits of coverage to comply with financial responsibility laws. Premium rates for non-standard automobile insurance policies are generally higher than for standard or preferred automobile insurance policies for comparable coverage.

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

For a detailed description of our business, see “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Fiscal 2005 Form 10-K”).

Operating Results - Key States

Market conditions in the states in which we operate are competitive to varying degrees.  We monitor the rate and underwriting activity of the other market participants in each state in which we do business.  During the first quarter of 2006, we tracked 226 rate revisions by companies we monitor.  Seventy-nine of these revisions were rate increases, 109 were rate reductions, and 38 were revenue neutral.

Some companies with which we compete, primarily in California, do not verify certain underwriting information or default to lower values, which has the effect of lowering the premium they charge, and thus attracting more business. In addition, some companies with which we compete pay incentives to agents and brokers. Also, some competitors spend significant sums on advertising. We have not relaxed our underwriting standards, do not spend significantly on consumer advertising, and do not pay incentives, such as contingent commissions, to agents and brokers.

Our gross written premium was $157.2 million for the quarter ended March 31, 2006 compared to $170.4 million for the same quarter of 2005, a decline of $13.2 million or 8%. Included in these figures is a change in the provision for expected policy cancellations that increased gross written premium by $0.7 million for the first quarter of 2006 compared to a reduction of $0.2 million for the first quarter of 2005. The purpose of the provision is to reduce installment premiums due in the future from our policyholders as well as the related unearned premiums to the amount we expect to ultimately collect and earn. We adjust the provision based upon observed changes in the cancellation rate of in force policies and changes in the balance of unearned premiums.

Gross written premium before and after the change in the provision for cancellations for the quarters ended March 31, 2006 and 2005 is presented below.

	Three months ended
	March 31,		%
State	2006	2005	Change
	($ in millions)

California	$68.7	$83.7	-17.9%
Florida	25.3	25.2	0.4%
Michigan	19.5	22.5	-13.3%
South Carolina	6.6	6.1	8.2%
Texas	6.1	6.2	-1.6%
Pennsylvania	5.9	3.4	73.5%
New Hampshire	3.9	3.8	2.6%
Maine	3.3	3.8	-13.2%
Virginia	3.0	2.6	15.4%
Arizona	3.0	1.1	172.7%
All Other (includes 11 states)	11.2	12.1	-7.4%
Gross written premium, before change in expected policy cancellation provision	$156.5	$170.5	-8.2%

Change in expected policy cancellation provision	0.7	(0.2)	n/m

Gross written premium	$157.2	$170.3	-7.7%

Our gross written premium in California was 18% below the comparable quarter of 2005, while our gross written premium grew by 1% in the aggregate in our other states. Quarter-to-quarter changes in gross written premium, as enumerated above, vary significantly by state and are influenced by a variety of factors, including competitive conditions and regulatory environments within those states, our strategies with respect to product pricing and changes in the number and location of producers.

Increasing the number of producers with which we do business is one important aspect of our growth strategy. We attempt to target producers in geographic areas where we are under-represented and where we believe we can write profitable business.  During the first quarter of 2006, we increased our total number of producers to approximately 8,220 and our total number of producer locations to approximately 10,950. This compares to approximately 6,620 producers and 8,800 producer locations as of March 31, 2005, and approximately 7,720 producers and 10,360 producer locations as of December 31, 2005.

Our gross written premium in California for the first quarter of 2006 declined $15.0 million to $68.7 million from $83.7 million in the comparable period of 2005, as we continued to observe very competitive market conditions in that state. While our competitors’ rates, as filed, remain stable, some have relaxed underwriting standards by not verifying miles driven, driving experience, or other underwriting information, which can significantly affect policy premiums.  This practice has resulted in lower policy premiums for some drivers, making it more difficult for companies not engaging in such practices to attract new customers or retain those that seek alternate quotes at renewal.  We have not relaxed our underwriting standards and do not intend to do so in the future. Proposed regulations recently introduced by the California Department of Insurance would require all auto insurers to implement procedures to verify annual mileage.

We have increased the number of producers in California to 1,175 at March 31, 2006, representing a 22% increase from 966 at March 31, 2005 and a 7% increase from 1,099 at December 31, 2005.  As well, producer locations in California have increased to 1,970 at March 31, 2006, representing a 17% increase from 1,689 at March 31, 2005 and a 4% increase from 1,896 at December 31, 2005.

On March 1, 2006, we launched a new product in California that complements our existing product offering by providing additional coverage options for California consumers. The new product employs increased pricing segmentation relative to our existing one. While it is very early, we are pleased with the product’s performance to date, and we will continue to monitor its performance very closely.

New business application volume in California for the first quarter of 2006 decreased by 22% compared to the first quarter of 2005. The rate of decline has slowed in comparison to the fourth quarter of 2005, when it was approximately 40% below the fourth quarter of 2004, and in comparison to the first three quarters of 2005, when it was closer to 50% lower than in the comparable quarters of 2004. We believe this trend may indicate that the market is beginning to stabilize.

In Florida, our second largest state, gross written premium for the first quarter of 2006 was $25.3 million compared to $25.2 million for the comparable quarter of 2005. Overall, the market in Florida continues to stabilize. During the first quarter of 2006, we observed 31 rate revisions in this state, 19 of which were rate increases, while 10 were revenue neutral, and only two were rate decreases. These revisions continue the trend we noted during the fourth quarter of 2005 of rate increases outnumbering rate decreases among competitors’ rate filings. We continue to increase our producer representation in Florida with 1,405 producers at March 31, 2006, representing an increase of 26% from 1,116 producers at March 31, 2005 and an increase of 9% from 1,289 at December 31, 2005. Similarly, our producer locations in Florida increased to 1,712 at March 31, 2006, representing a 24% increase from 1,378 at March 31, 2005 and an 8% increase from 1,582 at December 31, 2005.

In Michigan, our third largest state, gross written premium for the first quarter of 2006 was $19.5 million, down 13% compared to $22.5 million for the first quarter of 2005. This decline in volume is principally attributed to a 7% rate increase that we implemented in January 2006 in response to increasing severity of personal injury protection (“PIP”) claims in Michigan.  For the first quarter of 2006, we tracked seven rate revisions by companies with which we compete in Michigan: four were rate increases, two were rate decreases, and one was revenue neutral. At March 31, 2006, we had 644 producers in Michigan compared to 555 producers at March 31, 2005 and 601 producers at December 31, 2005, increases of 16% and 7%, respectively. Our producer locations in Michigan increased to 886 at March 31, 2006, representing a 26% increase from 701 locations at March 31, 2005 and a 9% increase from 813 locations at December 31, 2005. The Michigan legislature has not yet begun to consider the legislation proposed by the governor of that state that would decrease automobile insurance rates by 20%, eliminate the use of credit as a rating variable, and seek changes in the law to make it easier for claimants to file tort claims.

South Carolina gross written premium grew 8% for the quarter ended March 31, 2006 compared to the first quarter of 2005. At March 31, 2006, we had 395 producers compared to 337 producers at March 31, 2005 and 372 producers at December 31, 2005, increases of 17% and 6%, respectively. Producer locations in South Carolina increased to 440 locations at March 31, 2006 from 375 locations at March 31, 2005 and 416 locations at December 31, 2005.

In Texas, our gross written premium for the first quarter of 2006 was $6.1 million down 2% from $6.2 million for the comparable quarter of 2005. During the fourth quarter of 2005, we began to observe increased competition in this state. More recently, we have noted several competitors with very aggressive rate levels primarily in urban areas where we are not competitive. For the first quarter of 2006, we noted little rate activity, although we have noted several competitors with very aggressive rate levels. We plan to introduce the second generation of our Select product, which includes our proprietary credit model and symbol set, in Texas during the second quarter of 2006, which may improve our competitive position in this market.

Pennsylvania gross written premium showed strong growth of 74% for the quarter ended March 31, 2006 compared to the same quarter of 2005. We have increased our producer representation to 833 producers at March 31, 2006, an increase of 31% from 635 producers a year earlier and an increase of 10% from 760 producers at December 31, 2005. Our producer locations in Pennsylvania increased to 955 locations at March 31, 2006 from 728 locations at March 31, 2005 and 868 locations at December 31, 2005. As with each state in which we do business, we are closely monitoring and analyzing our business in Pennsylvania, and we are satisfied with the trends to date.

Over time, it is our goal to increase our geographic diversification. Although California continues to be our largest state, our mix of premium writings has become more geographically diverse, as we derived 44% of our gross written premium from California in the first quarter of 2006, down from 49% in the first quarter of 2005. California, Florida and Michigan collectively accounted for 73% of our volume in the first quarter of 2006, down from 77% in the first quarter of 2005.

In addition to the new product we began offering in California, we launched the latest version of our Select product on February 28, 2006 in Colorado. We have used advanced statistical techniques to create a new rating algorithm. Additionally, for the first time, we are employing our own proprietary credit model and vehicle symbol set in the rating process. We introduced this product into the Oregon market in April 2006. We are satisfied with the preliminary results, and we are monitoring and will continue to monitor the performance of these products very closely. We plan to introduce this product in Texas and Pennsylvania later in this quarter, with additional state roll outs planned throughout the year.

The number of policies in force is a significant driver of our gross earned premium. The table below shows our average number of policies in force and gross earned premium for the quarters ended March 31, 2006 and March 31, 2005.

	Three months ended March 31,		%
	2006	2005	Change
	(in thousands)

Average number of policies in force	410.4	475.4	-13.7%

Gross earned premium	$ 146,779	$ 169,749	-13.5%

For the quarter ended March 31, 2006, the average number of policies in force decreased 14% compared to the corresponding period of 2005, while gross earned premium similarly decreased 14% over the same period. At March 31, 2006, we had 414,000 policies in force, a decrease of 13% compared to 475,000 at March 31, 2005 and an increase of 2% compared to 406,000 at December 31, 2005.

Operations

We continue to emphasize productivity and efficiency by closely managing our staffing levels in relation to volume in our claims and policy service divisions.  We employ various metrics to evaluate service performance to ensure that service levels are meeting or exceeding our benchmarks. At March 31, 2006, our staff count was down to 1,199 compared to 1,278 a year earlier and 1,213 at December 31, 2005.

We have modified rates 15 times thus far in 2006.  Five such modifications were increases, five were revenue neutral, three were decreases, and two were new product introductions. The overall effect of these modifications was to increase our overall rates by 1.0%. We continuously monitor our rate levels and continue to seek rate changes in states where warranted. In addition, we believe we can continue to improve our product structure by filing class plan changes that lower rates for certain market segments that we have observed produce favorable results relative to the overall market in a given state and raise rates for other less attractive segments.

In the aggregate, we have now deployed point-of-sale underwriting in 19 states, and we utilized point-of-sale underwriting on 99% of new business applications in the first quarter of 2006.  We have fully deployed OneStep® in South Carolina, California, Ohio, Texas, Mississippi, and Tennessee for both new business and endorsements. Additionally, we are in the process of deploying OneStep in Florida, Indiana, Pennsylvania, and Michigan. OneStep Raptor has been deployed in all but 2 of our other states.

Reinsurance

We agreed with National Union Fire Insurance Company of Pittsburgh, PA, a subsidiary of American International Group, Inc. (AIG), to terminate our 2005 quota share reinsurance agreement on a cut-off basis and commute the balances effective January 1, 2006. The termination and commutation resulted in the reinsurer’s release from all future liability and the settlement of the net balance due to us, including commission and profit commission receivable, ceded loss reserves, and ceded unearned premiums less amounts payable to the reinsurer. We received the net balance of $11.0 million on January 31, 2006. The termination and commutation had no impact on reported net income or retained earnings. The termination and commutation resulted in the following increases/(decreases) in certain balance sheet accounts in 2006:

Cash	$11,004
Reinsurance recoverable on paid and upaid losses and loss adjustment expenses	(16,429)
Prepaid reinsurance	(18,287)
Ceding commission receivable	(8,928)
Reinsurance payables	(28,067)
Deferred policy acquisition costs	4,573

During the quarter, we continued to cede premium to the Michigan Catastrophic Claims Association (“MCCA”), a mandatory facility in that state. Earned premium ceded to the MCCA was $2.5 million for the quarter ended March 31, 2006 compared to $2.2 million for the same period of 2005.

Results of Operations

 The table below provides summary information about our operations:
	Three Months Ended March 31,
	2006	2005
	(dollars in thousands, except per share data)

Statement of Operations Data:
Revenue:
Net earned premium	$144,278	$163,459
Net investment income	4,967	3,633
Realized gain (loss) on investments, net	68	(1)
Policy service fee revenue	13,836	17,766
Other income	734	748

Total revenue	163,883	185,605

Costs and Expenses:
Losses and loss adjustment expenses incurred	97,658	107,765
Commissions and other underwriting expenses	37,526	40,815
Other operating and general expenses (a)	10,383	9,671
Interest expense	1,206	968

Total costs and expenses	146,773	159,219

Income before income taxes	17,110	26,386
Income taxes	5,920	9,565

Net Income	$11,190	$16,821

Per Share Data:
Net income per common share - Basic	$0.38	$0.53
Net income per common share - Diluted	$0.36	$0.51

Operating Data:
Gross written premium	$157,187	$170,350
Net written premium	173,018	256,695
Gross earned premium	146,779	169,749

Ratios:
Loss ratio	67.7%	65.9%
Expense ratio (a)	23.1%	19.6%

Combined ratio	90.8%	85.5%

(a) Per SEC Staff Accounting Bulletin 107, Topic 14.F, "Classification of Compensation Expense Associated
with Share-Based Payment Arrangements," stock-based compensation expense should be presented in the same lines as cash compensation. As such, stock-based compensation expense is no longer presented separately, and our expense ratio now includes this expense item. Prior period amounts have been reclassified to conform to the
2006 presentation.

Overview of Operating Results

Net income for the three months ended March 31, 2006 was $11.2 million compared to $16.8 million for the three months ended March 31, 2005, a decrease of 33%. The decline in net income in the first quarter of 2006 compared to the first quarter of 2005 is primarily attributable to three factors: (1) lower earned premium, (2) lower fee income, and (3) a higher loss ratio, each as detailed below.

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005

Revenues

The following table shows gross and ceded written and earned premium for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006		2005
	(dollars in thousands)

Gross written premium	$157,187		$170,350

Ceded written premium:
Other reinsurance	2,456		19,965
Effect of reinsurance commutation	(18,287)	(1)	(106,310) (2)
Total ceded written premium	(15,831)		(86,345)

% Ceded, excluding effect of reinsurance commutation	1.6%		11.7%

Gross Earned Premium	$146,779		$169,749
Ceded Earned Premium	2,501		6,290
% Ceded	1.7%		3.7%

(1) Amount represents the unearned premium previously ceded under our 2005 quota share reinsurance agreement, which we received as a result of the termination and commutation of this agreement.

(2) Amount represents the unearned premium previously ceded under our 2002-2004 quota share reinsurance agreement, which we received as a result of the termination and commutation of this agreement.

Gross Written Premium. Gross written premium decreased 8% to $157.2 million for the three months ended March 31, 2006 compared to $170.4 million for the same period of 2005. The decline in gross written premium emanated primarily from California where written premium declined by 18% compared to the first quarter of 2005. Our gross written premium grew by 1% in total in the other states where we do business. For a detailed discussion of market conditions, see “Operating Results - Key States.”

We provide for expected policy cancellations in order to adjust written premium to amounts we expect to ultimately collect and earn (see “Operating Results - Key States”). During the three months ended March 31, 2006, we reduced the provision by $0.7 million, which added less than 1% to our reported gross written premium for the quarter.

Net Written Premium. Net written premium for the three months ended March 31, 2006 was $173.0 million compared to $256.7 million for the same period of 2005, a decline of $83.7 million, or 33%. This decrease relates primarily to the termination of quota share reinsurance agreements during the first quarters of both 2006 and 2005. Upon termination of the reinsurance agreements, we “recaptured” the previously ceded unearned premium, which added to our net written premium. We recaptured $106.3 million in the first quarter of 2005 compared to $18.3 million in the first quarter of 2006, a decrease of $88.0 million, which explains most of the decline in net written premium.

Net Earned Premium. Net earned premium for the three months ended March 31, 2006 was $144.3 million compared to $163.5 million for the corresponding period of 2005, representing a decrease $19.2 million, or 12%.  This decline is primarily attributed to a 13% decrease in gross earned premium stemming from the competitive market conditions observed in some of our key states (see “Operating Results - Key States”).

Net Investment Income. Net investment income for the three months ended March 31, 2006 increased 39% to $5.0 million compared to $3.6 million for the same period of 2005.  This increase is attributable to a larger average invested asset base and higher average yield during the three months ended March 31, 2006 compared to the same period of 2005. Although cash and invested assets were $7.3 million lower at March 31, 2006 than at March 31, 2005, because we received $196.6 million in settlement of the termination of the 2002-2004 quota share reinsurance agreement on January 21, 2005, the average invested assets for the first quarter of 2005 were significantly lower than the balance as of the end of that quarter. As well, the cash was largely invested in short term securities during the first quarter of 2005, and was invested in long term fixed income securities over the remainder of 2005. Hence, the average yield was also lower during the first quarter of 2005 than during the first quarter of 2006. The weighted average pre-tax equivalent book yield of our fixed maturity portfolio also increased to 4.60% at March 31, 2006 from 4.10% at March 31, 2005.

Policy Service Fee Revenue.  Policy service fee revenue was $13.8 million for the three months ended March 31, 2006 compared to $17.8 million for the same period of 2005.  A significant factor affecting fee income for the three months ended March 31, 2006 is the 14% decline in our average policies-in-force. In addition, the ratio of policy service fee revenue to gross earned premium declined to 9.4% for the three months ended March 31, 2006 from 10.5% for the comparable period of 2005. This decline is primarily attributed to the decline in our California business, where our fees are the highest. In addition, we grant installment fee discounts to policyholders who make their payments via automated electronic funds transfer (“EFT”), and the portion of our policyholders who utilize this payment method increased to 11% for the quarter ended March 31, 2006 from 3% for the comparable quarter of 2005.

Costs and Expenses

 Losses and Loss Adjustment Expenses.  Net losses and loss adjustment expenses incurred for the three months ended March 31, 2006 were $97.7 million compared to $107.8 million for the same period of 2005.  Our loss ratio was 67.7% for the three months ended March 31, 2006 compared to 65.9% for the corresponding period of 2005 (see “Item 6. Selected Financial Data - Note About Trade Ratios” in our Fiscal 2005 Form 10-K).

The following table displays the Company’s net incurred losses and loss adjustment expenses (“LAE”) related to the current accident year (losses and LAE occurring in the current fiscal year) and prior accident years (losses and LAE recognized in the current fiscal year related to accidents which took place in a prior fiscal year).

	Three months ended March 31,
	2006	2005
	(dollars in thousands)

Losses and LAE incurred - current accident year	$97,323	$107,877
Losses and LAE incurred - prior accident years	335	(112)
Total losses and LAE incurred	$97,658	$107,765

Loss ratio - current accident year	67.5%	66.0%
Loss ratio - prior accident years	0.2%	-0.1%
Total loss ratio	67.7%	65.9%

Our loss ratio was 1.8 points higher for the three months ended March 31, 2006 compared to the corresponding period of 2005. Adverse development on prior years’ loss and LAE reserves, primarily attributed to Hurricane Wilma, contributed $0.3 million to net losses and LAE incurred for the three months ended March 31, 2006, or 0.3 points of the increase over the comparable period of 2005. Loss development occurs when reserves for losses and LAE established for prior accident years prove to be redundant or inadequate, and management adjusts those reserves to reflect the updated estimate of the ultimate losses and LAE related to such accident years.  We record changes to reserves established in prior years in losses and LAE incurred in the period in which we make the change. The remainder of the increase in the loss ratio is attributed to an increase in our claims adjustment expense ratio. The ratio has increased slightly as claims volume has declined, because a portion of the costs are fixed or semi-fixed and cannot be adjusted readily in response to changes in volume.

Commissions and Other Underwriting Expenses. Commissions and other underwriting expenses for the three months ended March 31, 2006 decreased to $37.5 million compared to $40.8 million for the same period in 2005. Most of the decrease was the result of lower earned premium in the most recent quarter. The ratio of gross commission expense to gross earned premium for the three months ended March 31, 2006 was 14.8% compared to 15.0% for the same period of 2005, while the premium tax rate for the three months ended March 31, 2006 was also little changed from the comparable period of 2005.

The following table provides detail of our commissions and other underwriting expenses before and after the impact of our quota share reinsurance agreements.

	Three months ended March 31,
	2006	2005
	(in thousands)

Gross commissions	$21,709	$25,398
Premium tax expense	3,186	3,973
Other underwriting expenses	12,624	12,663
Gross expenses	37,519	42,034

Ceding commissions	(7)	1,219

Commissions and other underwriting expenses	$37,526	$40,815

Other Operating and General Expenses. Other operating and general expenses for the quarter ended March 31, 2006 were $10.4 million compared to $9.7 million for the same period of 2005, an increase of $0.7 million, or 7%.  This increase included stock-based compensation expense of $0.7 million for the three months ended March 31, 2006 compared to $0.4 million for the corresponding period of 2005. Pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, Share-Based Payments (revised 2004), (“SFAS No. 124R”), and SEC Staff Accounting Bulletin 107, Topic 14.F, “Classification of Compensation Expense Associated with Share-Based Payment Arrangements,” stock-based compensation is no longer presented as a separate financial statement line item. See “Recent Accounting Pronouncements” in this section below.

Interest Expense.  Interest expense for the three months ended March 31, 2006 was $1.2 million compared to $1.0 million for the same period of 2005.  The aggregate weighted average interest rate was 6.1% during the three months ended March 31, 2006 compared to 4.4% during the three months ended March 31, 2005. The rate we pay on our debt is variable and is tied to the London Interbank Offered Rate (“LIBOR”). The average LIBOR rate was higher during the three months ended March 31, 2006 than in the comparable periods of 2005. As of March 31, 2006, the Company had $69.0 million of outstanding debt as compared to $72.9 million at March 31, 2005.

Income Taxes.  Income taxes for the three months ended March 31, 2006 were $5.9 million, representing an effective tax rate of 34.6%. The effective tax rate comprises 32.1% for federal income taxes and 2.5% for state income taxes. Income taxes for the three months ended March 31, 2005 were $9.6 million, representing an effective tax rate of approximately 36.25%. The effective rate for the first quarter of 2005 comprised 32.9% for federal income taxes and 3.35% for state income taxes.

Ratios. The table below displays the key components of the combined ratio:

	Three months ended March 31,
	2006	2005

Loss ratio	67.7%	65.9%

Direct commission ratio	15.0%	15.5%
Ceding commission (income) ratio	0.0%	-0.7%
Underwriting expense ratio	11.0%	10.2%
Other operating and general expense ratio	7.2%	5.9%
Fee (income) ratio	-10.1%	-11.3%
Net expense ratio	23.1%	19.6%

Combined ratio	90.8%	85.5%

Our combined ratio was 90.8% for the three months ended March 31, 2006, up 5.3 points compared to 85.5% for the same period of 2005. The increase is attributable to a 1.8 point increase in the loss ratio and a 3.5 point increase in the expense ratio. The increased loss ratio was principally the result of adverse development in the first quarter of 2006 compared to favorable development in the first quarter of 2005 and an increase in the ratio of loss adjustment expenses to net earned premium. The increase in the expense ratio is due to a lower ratio of fee income to earned premium (1.2 points), the absence of ceding commission income during the three months ended March 31, 2006 due to the termination of our 2005 quota share reinsurance agreement (0.7 points), and increased underwriting and other operating and general expenses as a percentage of earned premium (2.1 points). The increase in stock based compensation added 0.3 points. The table below displays and reconciles our gross and net loss, expense and combined ratios.

	Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
Underwriting Results Before Reinsurance

Revenues
Gross earned premium	$146,779	$169,749

Expenses
Losses and adjustment expenses incurred	102,299	112,170
Commissions	21,709	25,398
Other underwriting expenses	15,810	16,636
Other operating and general expenses	10,383	9,671
Total underwriting expenses	150,201	163,875
Gross underwriting result	(3,422)	5,874
Fee and other income	14,570	18,514
Pretax underwriting income	$11,148	$24,388

Gross loss ratio	69.7%	66.1%
Gross expense ratio	22.7%	19.6%
Gross combined ratio	92.4%	85.7%

Reinsurance Ceded Results

Revenues
Ceded earned premium	$2,501	$6,290

Expenses
Ceded losses and adjustment expenses incurred	4,641	4,405
Ceding commissions	(7)	1,219
Total underwriting expenses	4,634	5,624
Ceded underwriting income	$(2,133)	$666

Ceded loss ratio	185.6%	70.0%
Ceded expense ratio	-0.3%	19.4%
Ceded combined ratio	185.3%	89.4%

Net Underwriting Results

Revenues
Net earned premium	$144,278	$163,459

Expenses
Net losses and loss adjustment expenses incurred	97,658	107,765
Commissions - net of reinsurance	21,716	24,179
Other underwriting expenses	15,810	16,636
Other operating and general expenses	10,383	9,671
Total underwriting expenses	145,567	158,251

Net underwriting result	(1,289)	5,208
Fee and other income	14,570	18,514
Pretax underwriting income	$13,281	$23,722

Net loss ratio	67.7%	65.9%
Net expense ratio	23.1%	19.6%
Net combined ratio	90.8%	85.5%

Financial Condition

Liquidity and Capital Resources

We are organized as a holding company with all of our operations being conducted by our subsidiaries.  Our insurance subsidiaries underwrite the risks associated with our insurance policies. Our non-insurance subsidiaries provide services to our policyholders and our insurance subsidiaries related to the insurance policies we issue. We have continuing cash needs for the payment of principal and interest on borrowings, dividends, taxes and administrative expenses. These ongoing obligations are funded by our non-insurance subsidiaries and taxes paid by each subsidiary through an inter-company tax allocation agreement.

We entered into a bank agreement (the “Bank Agreement”) in February 2004 for a secured credit facility consisting of: (1) a $50.0 million Secured Revolving Credit Facility, which includes up to $15.0 million of letters of credit, (2) a $35.0 million Term A Loan and (3) a $40.0 million Term B Loan. The Company’s interest rate on borrowings under the Bank Agreement is LIBOR plus a margin ranging from 1.0% to 2.25%, which is determined based on our consolidated total debt to consolidated total capitalization ratio as defined in the Bank Agreement. We also pay certain commitment fees. The Bank Agreement is secured by a pledge of stock of certain of our subsidiaries. The Bank Agreement requires compliance with certain financial loan covenants relating to leverage and debt service coverage. As of, and for the twelve-month period ended March 31, 2006, the Company was in compliance with all such covenants.

There are no restrictions on the payment of dividends by our non-insurance subsidiaries other than customary state corporation laws regarding solvency. Dividends from our insurance subsidiaries are subject to restrictions relating to statutory surplus and earnings.  As of March 31, 2006, our insurance subsidiaries are permitted to pay dividends of $21.9 million without first seeking regulatory approval.  Our insurance subsidiaries have not paid any dividends since 1999. Because our non-insurance subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, we expect to use those funds to service all of our corporate financial obligations.

Our insurance subsidiaries’ primary sources of funds are premiums received, investment income and proceeds from the sale and redemption of investment securities. Our non-insurance subsidiaries’ primary source of funds is the commissions collected from our insurance subsidiaries for services provided under general agency agreements. Our insurance and non-insurance subsidiaries use funds to pay claims and operating expenses, make payments under the tax allocation agreement, purchase investments and pay dividends to us.

On October 28, 2005, our Board of Directors authorized the repurchase of $20 million of our outstanding common stock. Under this program, share purchases may be made from time to time in the open market depending on share price, market conditions and other factors. Bear, Stearns & Co. Inc. is administering the stock repurchase program. During the three months ended March 31, 2006, we repurchased 453,900 shares of our common stock at a cost of $8.4 million. As of March 31, 2006, $10.7 million remains available for repurchase under this program.

On February 21, 2006, the Board of Directors declared a dividend of $0.07 per common share that resulted in a payout of $2.1 million on March 22, 2006 to shareholders of record on March 8, 2006.

Net cash provided by operating activities was $13.0 million for the three months ended March 31, 2006 compared to $214.7 million for the same period of 2005.  Most of the decrease is attributed to the effect of the commutation proceeds related to our quota share reinsurance terminations which provided $11 million of cash flow during the three months ended March 31, 2006 and $196.6 million during the comparable period of 2005. Exclusive of the net cash received from the reinsurance terminations, cash flow from operating activities was $2.0 million in this year’s first quarter compared to $18.0 million in last year’s first quarter. Most of the decline was caused by an increase in state and federal income tax payments of $11.6 million during the first quarter of 2006 compared to the first quarter of 2005.

Net cash used in investing activities was $14.5 million for the three months ended March 31, 2006 compared to $126.1 million for the same period of 2005. The purchase of high-quality fixed income securities accounted for most of the use of funds for both the three months ended March 31, 2006 and 2005. The funds for the investment purchases came principally from the commutation proceeds of the quota share reinsurance agreements in each period.

Net cash used in financing activities was $10.2 million for the three months ended March 31, 2006 compared to $8.9 million for the corresponding period of 2005.  For the three months ended March 31, 2006, net cash used in financing activities consisted primarily of $7.9 million for the repurchase of 429,300 shares of our common stock, $2.1 million for the payment of stockholder dividends, and $1.0 million for the repayment of debt. For the same period of 2005, cash used in financing activities consisted primarily of $6.8 million for the repurchase of 434,100 shares of our common stock, $1.6 million for the payment of stockholder dividends, and $0.5 million for the repayment of debt. Pursuant to the $20 million stock repurchase program approved by our Board of Directors on October 28, 2005, we repurchased a total of 453,900 shares of our common stock during the three months ended March 31, 2006, of which the repurchase of 24,600 shares at a cost of $0.5 million had not yet been settled as of March 31, 2006.

On March 24, 2006, in connection with the exercise by Firemark Partners LLC (“Firemark”) of its options to purchase 110,823 shares of our common stock, Firemark settled the exercise price of $0.4 million for these options by foregoing 22,662 shares of our common stock, at a per share market price of $18.73 per share.

Investments

We had total cash, cash equivalents and invested assets of $484.3 million as of March 31, 2006. The following table summarizes our cash, cash equivalents and invested assets as of March 31, 2006.

	Cost /	Fair	% of Total
	Amortized Cost	Value	at Fair Value
	(in millions)

Debt securities, available for sale	$470.3	$461.6	95.3%
Equity securities, available for sale	2.0	2.0	0.4%
Cash and cash equivalents	20.7	20.7	4.3%

Total	$493.0	$484.3	100.0%

Investment Strategy.  Our fixed income investment portfolio is highly marketable and consists of publicly traded, high quality investment-grade debt securities. We hold no equity securities, other than our investment in OneShield, Inc., and we have no exposure to foreign currency risk. Hyperion Capital Management, Inc. manages our portfolio and provides related accounting and statutory investment reporting services.

Investment Portfolio.  Our investment portfolio consists predominantly of debt securities, all of which are classified as available for sale, and are carried at fair value with unrealized gains and losses reported in our financial statements as a separate component of stockholders’ equity on an after-tax basis. As of March 31, 2006, the fair value of our investment portfolio, including short-term investments, was $484.3 million, which included $8.7 million in pre-tax net unrealized losses.

Our investment objectives are to maximize after-tax investment income, while maintaining a highly liquid investment grade portfolio. As of March 31, 2006, our portfolio had an average Standard & Poor’s rating of “AA+”, a weighted average pre-tax equivalent book yield of 4.6% and an effective duration of 3.3 years. The following table presents the composition of our investment portfolio by type of investment as of March 31, 2006 (in millions):

		% of Total

Cash and cash equivalents	$20.7	4.3%
U.S. Government securities	5.3	1.1%
Mortgage backed bonds	80.5	16.6%
Tax-exempt bonds	208.4	43.0%
Collateralized mortgage obligations	12.7	2.6%
Corporate and other	163.4	33.8%
Preferred stocks	2.0	0.4%
Net unrealized (losses) on fixed maturities	(8.7)	-1.8%

Total investments at market value	$484.3	100.0%

Tax-exempt bonds represented 43.0% of the portfolio as of March 31, 2006. Given our federal income tax position, we intend to continue to commit additional monies to tax-exempt bonds as long as the after-tax return is favorable.

The following table presents the composition, by type of security, including the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities available for sale in our investment portfolio as of March 31, 2006.

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
	(in millions)

U.S. Government securities	$5.3	$-	$-	$5.3
Mortgage backed bonds	80.5	0.1	1.8	78.8
Tax-exempt bonds	208.4	0.2	4.1	204.5
Collateralized mortgage obligations	12.7	0.0	0.3	12.4
Corporate and other	163.4	0.1	2.9	160.6

Total fixed maturities	470.3	0.4	9.1	461.6

Preferred stock	2.0	-	-	2.0

Total	$472.3	$0.4	$9.1	$463.6

The quality distribution of our fixed maturity portfolio as of March 31, 2006 was as follows:

	NAIC	Amortized	Fair	% of Total
	Rating	Cost	Value	at Fair Value
		(in millions)
Standard & Poor's Rating

AAA	1	$336.9	$330.2	71.6%
AA	1	77.2	75.9	16.4%
A	1	49.9	49.2	10.7%
BBB	2	1.0	1.0	0.2%
U.S. Treasuries agencies	1	5.3	5.3	1.1%

Total fixed maturity investments		$470.3	$461.6	100.0%

On a quarterly basis, we examine our investment portfolio for evidence of impairment. The assessment of whether impairment has occurred is based on our evaluation, on an individual security basis, of the underlying reasons for any decline in fair value, which are discussed with our investment advisor. Together, we determine theextent to which such changes are attributable to interest rates, market-related factors other than interest rates, as well as financial condition, business prospects and other fundamental factors specific to the issuer. We review declines attributable to issuer fundamentals in further detail. If we were to determine that one or more of our securities had suffered a decline in fair value that is other than temporary, we would reduce the carrying value of the security to its current fair value as required by accounting principles generally accepted in the United States of America (“GAAP”).

Based upon our analysis, we believe that we will receive all contractual principal and interest payments related to those securities that currently reflect unrealized losses. We also have the ability to hold these securities until they mature or recover in value, and we had no specific intent to sell any securities which were in an unrealized loss position at March 31, 2006. In the last three years, we have not incurred any impairment charges. We believe that it is not likely that future impairment charges will have a significant effect on our portfolio value or liquidity.

As of March 31, 2006, investments carried at a fair value of $11.8 million and approximately $0.3 million of cash were on deposit with state insurance regulatory authorities.

Contractual Obligations and Commitments

For a discussion of our contractual obligations, see the “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commitments” section in our Fiscal 2005 Form 10-K.

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted SFAS No. 123R. Among its provisions, SFAS No. 123R requires us to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. Prior to the adoption of SFAS No. 123R, we utilized the intrinsic-value based method of accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Accordingly, compensation cost for the stock options awarded was measured as the excess, if any, of the fair value of our stock at the date of the grant over the amount an employee was required to pay to acquire the stock.

We adopted SFAS No. 123R in the first quarter of 2006 using the modified prospective method. This transition method applies to new awards and awards modified, repurchased, or cancelled after the effective date of this statement. We recognized compensation costs of $10,000 after taxes during the three months ended March 31, 2006, based on the fair value at grant date of its unvested awards and the remaining requisite service period. Results for prior periods have not been restated as provided for under the modified prospective approach. For equity awards granted after the date of adoption, we will amortize share-based compensation expense on a straight-line basis over the vesting term.

Forward-Looking Statements

Investors are cautioned that certain statements contained in this report that are not historical facts are “forward-looking statements,” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that are predictive in nature, depend upon or refer to future events or conditions, or include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes” and similar expressions. Forward-looking statements also include any statements concerning future financial performance (including future revenues, earnings, cash flow or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management. Forward-looking statements are based on our current expectations and beliefs concerning future events and involve risks, uncertainties and assumptions, among other things, about us, economic and market factors and the automobile insurance industry. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include those factors that are more particularly described under the heading “Item 1A. Risk Factors” in our Fiscal 2005 Form 10-K. We believe that our forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield and liquidity tailored to the anticipated cash outflow characteristics of our liabilities. The effective duration of the portfolio as of March 31, 2006 was 3.28 years. Should market interest rates increase 1.0%, our fixed income portfolio would be expected to decline in market value by approximately $12.8 million, or 3%. Conversely, a 1.0% decline in interest rates would result in approximately $12.9 million, or 3%, appreciation in the market value of our fixed income portfolio. These market value changes are a result of the effective duration of the portfolio, as well as the slightly negative convexity of the portfolio.

For a complete discussion of the market risks to which we are exposed, see the “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2005 Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do. Under the supervision of and with the participation of our management, including our CEO and CFO, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation and subject to the foregoing, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Internal Control Over Financial Reporting

Management has evaluated, with the participation of our CEO and CFO, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2006. In connection with such evaluation, we have determined that there was no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2006 that has affected materially, or is reasonably likely to affect materially, our internal control over financial reporting.

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

For a further discussion on our pending litigation, see “Item 3. Legal Proceedings” in our Fiscal 2005 Form 10-K.

Item 1A. Risk Factors

An investment in our common stock involves a number of risks that could materially affect our results of operation, cash flows or financial condition.  For a discussion of these risks, see the section entitled “Item 1A. - Risk Factors” in our Fiscal 2005 Form 10-K.  Before investing in our common stock, investors should carefully consider such risks, together with the other information contained in our Fiscal 2005 Form 10-K, and this Quarterly Report on Form 10-Q.  Further, such factors could cause actual results to differ materially from those contained in any forward-looking statement contained in this Quarterly Report on Form 10-Q, statements by us in periodic press releases and oral statements by Company officials to securities analysts and stockholders during presentations about us.  See the section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

During the three months ended March 31, 2006, we repurchased 453,900 shares of our common stock at a cost of $8.4 million, summarized as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollare Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1, 2006 to January 31, 2006	-	$ -	-	$ -
February 1, 2006 to February 28, 2006	33,500	18.52	33,500	18,427,679
March 1, 2006 to March 31, 2006	420,400	18.49	420,400	10,656,086

Total	453,900	$ 18.49	453,900	$ 10,656,086

(1) On October 28, 2005, our Board of Directors authorized the repurchase of $20 million of our outstanding Common Stock.

Item 6. Exhibits

See separate Exhibit Index attached hereto and hereby incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL WEST HOLDINGS, INC. (Registrant)

May 9, 2006	By:	/s/ JAMES R. FISHER
Date		(Signature)

	Name:	James R. Fisher
	Title:	Chairman, Chief Executive Officer (Principal Executive Officer and duly authorized officer)

May 9, 2006	By:	/s/ CRAIG E. EISENACHER
Date		(Signature)

	Name:	Craig E. Eisenacher
	Title:	Senior Vice President-Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

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

4.5
Form of Employee Stockholder’s Agreement for Senior Management (incorporated by reference to
Exhibit 4.5 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1), as amended by form of Amendment to Employee Stockholder’s Agreement effective as of December 29, 2005, between
Bristol West Holdings, Inc. and the stockholder (exhibit 4.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

4.6
Form of Employee Stockholder’s Agreement for Employees (incorporated by reference to Exhibit 4.6 of
Registrant’s Registration Statement (File No. 333-111259) on Form S-1), as amended by form of
Amendment to Employee Stockholder’s Agreement effective as of December 29, 2005, between Bristol
West Holdings, Inc. and the stockholder (exhibit 4.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

4.7	Form of Sale Participation Agreement (incorporated by reference to Exhibit 4.7 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.8
Employee Stockholder’s Agreement between BRW Acquisition, Inc. and Simon Noonan (incorporated by reference to Exhibit 10.32 of Registrant’s Annual Report on Form 10-K for the fiscal year ended
December 31, 2004), as amended by Amendment to Employee Stockholder’s Agreement effective as of
December 29, 2005, between Bristol West Holdings, Inc. and Simon Noonan (form of amendment is exhibit 4.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

4.9
Employee Stockholder’s Agreement between BRW Acquisition, Inc. and James J. Sclafani, Jr.
(incorporated by reference to Exhibit 10.33 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004), as amended by Amendment to Employee Stockholder’s Agreement effective as of December 29, 2005, between Bristol West Holdings, Inc. and James J. Sclafani, Jr. (form of amendment is exhibit 4.5 to Annual Report on Form 10-K for the fiscal year ended December 31,
2005)

10.1
Termination Agreement and Release, effective January 1, 2006, among Coast National Insurance
Company, Security National Insurance Company, Bristol West Insurance Company, Bristol West
Casualty Insurance Company, and National Union Fire Insurance Company of Pittsburgh, PA
(incorporated by reference to Exhibit 99.1 of Form 8-K filed on January 13, 2006) with respect to Quota
Share Reinsurance Agreement, effective January 1, 2005, among Coast National Insurance Company,
 Security National Insurance Company, Bristol West Insurance Company, Bristol West Casualty
Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA and related Interests and Liabilities Agreement (incorporated by reference to Exhibit 10.17 of Quarterly Report on
Form 10-Q For the Quarter Ended June 30, 2004)

*10.2	Executive Officer Incentive Plan (incorporated by reference to Exhibit 10.3 of Form 8-K filed on February 27, 2006)

*10.3	Management Incentive Plan (incorporated by reference to Exhibit 10.4 of Form 8-K filed on February 27, 2006)

31.1
Rule 13a-14(a)/15d-14(a) Certification executed by James R. Fisher, Chairman and Chief Executive
Officer of Bristol West Holdings, Inc. (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
(exhibit to this Quarterly Report on Form 10-Q)

31.2
Rule 13a-14(a)/15d-14(a) Certification executed by Craig E. Eisenacher, Senior Vice President-Chief
Financial Officer of Bristol West Holdings, Inc. (pursuant to Section 302 of the Sarbanes-Oxley Act of
2002) (exhibit to this Quarterly Report on Form 10-Q)

*	Management contract or compensatory plan or arrangement.

Additional Exhibits. In accordance with Item 601(32)(ii) of Regulation S-K, Exhibit 32.1 is to be treated as “furnished” rather than “filed” as part of the report.

32.1
Section 1350 Certification executed by James R. Fisher, Chairman and Chief Executive Officer of
Bristol West Holdings, Inc., and by Craig E. Eisenacher, Senior Vice President-Chief Financial Officer
of Bristol West Holdings, Inc. (exhibit to this Quarterly Report on Form 10-Q)

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

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: May 9, 2006

/s/ James R. Fisher
James R. Fisher
Chairman and Chief Executive Officer

A signed original of this written statement required by Section 302, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 302, has been provided to Bristol West Holdings, Inc. and will be retained by Bristol West Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

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

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: May 9, 2006

/s/ Craig E. Eisenacher
Craig E. Eisenacher
Senior Vice President and Chief Financial Officer

A signed original of this written statement required by Section 302, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 302, has been provided to Bristol West Holdings, Inc. and will be retained by Bristol West Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bristol West Holdings, Inc. (the "registrant") on Form 10-Q for the quarterly period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "report"), the undersigned, James R. Fisher, Chairman and Chief Executive Officer of the registrant, and Craig E. Eisenacher, Senior Vice President-Chief Financial Officer of the registrant, each certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934, as amended; and

2.	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ James R. Fisher	/s/ Craig E. Eisenacher
James R. Fisher	Craig E. Eisenacher
Chairman and Chief Executive Officer	Senior Vice President-Chief Financial Officer
May 9, 2006	May 9, 2006

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Bristol West Holdings, Inc. and will be retained by Bristol West Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.