Form 10-Q
period 2006-06-30
BRISTOL WEST HOLDINGS INC
filed 2006-08-09
CIK 1272957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

At July 31, 2006, the registrant had issued and outstanding an aggregate of 29,759,976 shares of its common stock.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BRISTOL WEST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2006	December 31, 2005

	(in thousands, except share data)
Assets:
Investments:
Fixed maturities available-for-sale (amortized cost $465,250 and $458,175 at June 30, 2006 and December 31, 2005, respectively)	$454,028	$452,872
Equity securities (cost $2,000 at June 30, 2006 and December 31, 2005)	2,000	2,000

Total investments	456,028	454,872
Cash and cash equivalents	23,823	32,399
Accrued investment income	5,156	5,156
Premiums and other receivables (net of allowance for doubtful accounts of $4,791 and and $6,758 at June 30, 2006 and December 31, 2005, respectively)	167,401	164,033
Reinsurance recoverables on paid and unpaid losses and loss adjustment expenses	22,648	31,517
Prepaid reinsurance	2,999	21,470
Ceding commission receivable	—	8,671
Deferred policy acquisition costs	51,125	46,283
Property, software and equipment - net	19,743	19,145
Goodwill	101,546	101,546
Other assets	8,764	8,264

Total assets	$859,233	$893,356

Liabilities and Stockholders’ Equity:
Liabilities:
Policy liabilities:
Reserve for losses and loss adjustment expenses	$222,310	$221,445
Unearned premiums	191,180	185,360

Total policy liabilities	413,490	406,805
Reinsurance payables	2,810	30,590
Accounts payable and other liabilities	32,154	41,862
Deferred income taxes	5,118	7,219
Long-term debt, including current portion	67,975	69,925

Total liabilities	521,547	556,401

Commitments and contingent liabilities (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value (15,000,000 shares authorized; 0 shares outstanding at June 30, 2006 and December 31, 2005, respectively)	—	—
Common stock, $0.01 par value (200,000,000 shares authorized; 33,223,436 and 32,819,209 shares issued at June 30, 2006 and December 31, 2005, respectively)	332	328
Additional paid-in capital	232,482	235,308
Retained earnings	162,003	144,609
Deferred compensation on restricted stock	—	(5,763)
Treasury stock at cost (3,450,612 and 2,551,649 shares held at June 30, 2006 and December 31, 2005, respectively)	(49,914)	(34,078)
Stock subscription receivable	(38)	(59)
Accumulated other comprehensive loss	(7,179)	(3,390)

Total stockholders’ equity	337,686	336,955

Total liabilities and stockholders’ equity	$859,233	$893,356

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(in thousands, except per share data)
Revenues:
Net earned premium	$145,290	$153,536	$289,568	$316,995
Net investment income	5,098	4,402	10,065	8,035
Realized (loss) gain on investments, net	(25)	(25)	43	(26)
Policy service fee revenue	13,434	16,512	27,270	34,278
Other income	750	678	1,484	1,426

Total revenues	164,547	175,103	328,430	360,708

Costs and Expenses:
Losses and loss adjustment expenses incurred	98,277	103,553	195,935	211,318
Commissions and other underwriting expenses	38,436	40,796	75,962	81,611
Other operating and general expenses	10,884	9,138	21,267	18,809
Interest expense	1,281	1,034	2,487	2,002

Total costs and expenses	148,878	154,521	295,651	313,740

Income before income taxes	15,669	20,582	32,779	46,968
Income taxes	5,323	7,461	11,243	17,026

Net Income	$10,346	$13,121	$21,536	$29,942

Net income per common share - Basic	$0.35	$0.42	$0.73	$0.96
Net income per common share - Diluted	$0.34	$0.41	$0.69	$0.92

Dividends declared per common share	$0.07	$0.07	$0.14	$0.12

The accompany notes are an integral part of the condensed consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30,

	2006	2005

	(in thousands, except share data)
STOCKHOLDERS’ EQUITY:
Common Stock
Balance, beginning of period	$328	$325
Exercise of options and warrants, including tax benefit (127,219 shares--2006; 37,839 shares--2005)	1	—
Shares issued for services (6,719 shares--2006; 8,712 shares--2005)	—	—
Issuance of restricted common stock (270,107 shares--2006; 183,413 shares--2005)	3	2
Shares issued in payment of dividend (182 shares--2006; 65 shares--2005)	—	—

Balance, end of period	332	327

Additional Paid-In Capital
Balance, beginning of period	235,308	231,281
Exercise of options and warrants, including tax benefit (127,219 shares--2006; 37,839 shares--2005)	1,180	329
Shares issued for services (6,719 shares--2006; 8,712 shares--2005)	152	167
Issuance of restricted common stock (270,107 shares - 2006; 183,413 shares--2005)	(3)	3,090
Shares issued in payment of dividend (182 shares--2006; 65 shares--2005)	3	1
Forfeiture of restricted common stock (8,801 shares--2006)	154	—
Amortization of deferred compensation on restricted stock	1,460	—
Tax deficiency on vesting of restricted stock	(9)	—
Reclassification resulting from adoption of accounting principle (SFAS No. 123R)	(5,763)	—

Balance, end of period	232,482	234,868

Retained Earnings
Balance, beginning of period	144,609	97,885
Net income	21,536	29,942
Dividend to common shareholders ($0.14 per share--2006; $0.12 per share--2005)	(4,142)	(3,749)

Balance, end of period	162,003	124,078

Deferred Compensation on Restricted Stock
Balance, beginning of period	(5,763)	(4,723)
Issuance of restricted common stock (183,413 shares--2005)	—	(3,092)
Amortization of deferred compensation on restricted stock	—	927
Restricted stock forfeited (3,160 shares--2005)	—	54
Reclassification resulting from adoption of accounting principle (SFAS No. 123R)	5,763	—

Balance, end of period	—	(6,834)

Treasury Stock
Balance, beginning of period	(34,078)	(2,965)
Acquisition of treasury stock (890,162 shares--2006; 982,600 shares--2005)	(15,682)	(16,158)
Restricted stock forfeited (8,801 shares--2006; 3,160 shares--2005)	(154)	(54)

Balance, end of period	(49,914)	(19,177)

Stock Subscription Receivable
Balance, beginning of period	(59)	(120)
Payment of stock subscriptions receivable	21	39

Balance, end of period	(38)	(81)

Accumulated Other Comprehensive Loss
Balance, beginning of period	(3,390)	640
Unrealized holdings losses arising during the period	(3,820)	(232)
Reclassification adjustment	31	(123)

Net unrealized losses on securities	(3,789)	(355)

Balance, end of period	(7,179)	285

Total Stockholders’ Equity	$337,686	$333,466

COMPREHENSIVE INCOME:
Net income	$21,536	$29,942
Net unrealized losses on securities	(3,789)	(355)

Comprehensive Income	$17,747	$29,587

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended June 30,

	2006	2005

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,536	$29,942
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of fixed maturity investments	2,118	1,935
Depreciation and amortization	3,611	3,382
Realized investment (gain) loss	(43)	26
Deferred federal and state income taxes	21	(5,954)
Stock based compensation	1,591	999
Changes in assets and liabilities:
Premiums and other receivables	(3,368)	5,280
Reinsurance receivables	17,540	268,450
Prepaid reinsurance premiums	18,471	87,990
Deferred policy acquisition costs	(4,842)	(21,403)
Losses and loss adjustment expenses	865	(243)
Unearned premiums	5,820	(7,847)
Reinsurance payables	(27,780)	(139,108)
Other assets and liabilities	(10,717)	876
Tax benefit on exercise of stock options	—	174

Net cash provided by operating activities	24,823	224,499

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed maturity investments - available-for-sale	(45,754)	(154,774)
Sales and maturities of fixed maturity investments - available-for-sale	36,590	5,288
Acquisition of property, software and equipment	(3,667)	(3,982)

Net cash used in investing activities	(12,831)	(153,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	63	155
Tax benefit on exercise of stock options	694	—
Acquisition of treasury stock	(15,258)	(16,158)
Principal payments on long-term debt	(1,950)	(1,513)
Payment of dividends to stockholders	(4,139)	(3,749)
Other	22	39

Net cash used in financing activities	(20,568)	(21,226)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,576)	49,805
Cash and cash equivalents, January 1	32,399	11,508

Cash and cash equivalents, June 30	$23,823	$61,313

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share data)

1.       Nature of Operations

          Bristol West Holdings, Inc. (the “Company”) is a property and casualty insurer writing and distributing private passenger automobile insurance.  Given the homogeneity of the product, the regulatory environments in which it operates, the type of customer and the method of distribution, the operations of the Company are one segment.  As of June 30, 2006, the Company is licensed in 38 states and the District of Columbia.  The Company consists of a holding company, four statutory insurance companies (Bristol West Casualty Insurance Company, Bristol West Insurance Company, Security National Insurance Company and Coast National Insurance Company), agencies and claims servicing companies.

2.       Basis of Presentation

          The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

3.       Recent Accounting Pronouncement

          In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation of Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Uncertainty in Income Taxes (“FIN 48”).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact, if any, that FIN 48 will have on its Consolidated Financial Statements.

4.       Stock-based Compensation

Employee Stock Options

          The Company has issued stock options to its employees under two plans:  the 1998 Stock Option Plan (the “1998 Plan”) of Bristol West Holdings, Inc. and its subsidiaries and the 2004 Stock Incentive Plan (the “2004 Plan”) of Bristol West Holdings, Inc. and its subsidiaries.  The options issued under these plans vest ratably over periods of two or five years, or earlier if there is an acceleration event.  Options expire on and are no longer exercisable after the tenth anniversary of the grant date.  The original amount of shares authorized for grant under the 1998 Plan and the 2004 Plan were 2,607,600 and 3,000,000, respectively.  In the aggregate, there were 1,222,610 and 1,062,858 options exercisable under these plans at June 30, 2006 and December 31, 2005, respectively.  The weighted average remaining contractual life of options outstanding under these plans was 2.77 years as of June 30, 2006.

          There were no employee option grants made during the six months ended June 30, 2006.  Employee stock option activity under both the 1998 Plan and the 2004 Plan for the six months ended June 30, 2006 is detailed below:

Option shares	Number of Shares	Weighted Average Exercise Price

Outstanding December 31, 2005	1,352,818	$4.77
Exercised during 2006	(16,396)	3.83
Expired during 2006	(508)	7.89

Outstanding June 30, 2006	1,335,914	$4.78

	Options Outstanding			Options Exercisable

Exercise Price	Shares	Weighted Average Price	Remaining Term (in years)	Shares	Weighted Average Price

$3.83	1,180,599	$3.83	2.23	1,124,273	$3.83
$7.67 - $20.91	155,315	11.97	6.82	98,337	12.17

	1,335,914	$4.78	2.77	1,222,610	$4.50

Non-employee Options and Warrants

          On July 24, 2002, the Company granted options to purchase 521,520 shares of the Company’s common stock with an exercise price of $3.83 per share to Firemark Partners LLC (“Firemark”) in exchange for providing development and implementation assistance to the Company with respect to the Company’s OneStep® software.  These options expire and are no longer exercisable on the tenth anniversary of the grant date.  The Company capitalized $256 of costs related to options to purchase 130,380 of these shares.  The Company calculated the fair value of the options utilizing the Black-Scholes option pricing model and the following assumptions:  dividend yield of 0%, expected volatility of 30%, risk-free interest rate of 4.65% and an average expected life of 10 years.  The vesting of the remaining options to purchase 391,140 shares is subject to the satisfaction of certain performance criteria, which have not yet been met by Firemark.

          On November 21, 2005, Firemark assigned 78,228 of these options  (representing 15% of the total 521,520 option shares) to OneShield, Inc. (“OneShield”), the developer of the Company’s OneStep® software and owner of 15% of the equity interest of Firemark.

          On March 24, 2006, Firemark exercised options to purchase 110,823 shares of the Company’s common stock.  Firemark used 22,662 of the option shares to settle the exercise price of $424 for these options.  The number of option shares used to settle the exercise price was calculated using the per share market price of the Company’s common stock on the date of exercise of $18.73.  As of June 30, 2006 and December 31, 2005, Firemark held options to purchase 332,469 and 443,292 shares, respectively, and OneShield held options to purchase 58,671 shares.

          In addition, Inter-Ocean Reinsurance (Ireland) Limited held warrants to purchase 432,613 shares of the Company’s common stock at June 30, 2006 and December 31, 2005.  These warrants have an exercise price of $3.83 per share and expire on July 1, 2016.

Restricted Shares

          The Company began issuing restricted stock awards in 2004 pursuant to the 2004 Plan.  The outstanding restricted stock awards were issued as time-based awards, which vest upon the lapse of a period of time, typically in two to five years, or earlier if there is an acceleration event.  The restricted stock awards are expensed pro rata over the vesting period based on the market value of the awards at the time of grant.

          A summary of all employee restricted stock activity for the six months ended June 30, 2006 follows:

Shares outstanding, December 31, 2005	460,023
Shares granted	255,134
Shares forfeited	(8,801)

Shares outstanding, June 30, 2006	706,356

Recent Accounting Pronouncements

          Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123, Share-Based Payments (revised 2004), (“SFAS No. 123R”).  Among its provisions, SFAS No. 123R requires the Company to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value.  Prior to the adoption of SFAS No. 123R, the Company utilized the intrinsic-value based method of accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations.  Accordingly, compensation cost for the stock options awarded was measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee was required to pay to acquire the stock.

          The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method.  This transition method applies to new awards and awards modified, repurchased, or cancelled after the effective date of this statement.  The Company recognized compensation costs of $10 during the three and six months ended June 30, 2006, based on the fair value at grant date of its unvested awards and the remaining requisite service period.  Results for prior periods have not been restated as provided for under the modified prospective approach.  For equity awards granted after the date of adoption, the Company amortizes share-based compensation expense on a straight-line basis over the vesting term.

          The Company receives a tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the stock price when the options are exercised over the exercise price of the options.  Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the Consolidated Statements of Cash Flows.  SFAS No. 123R requires the benefits of tax deductions in excess of the grant-date fair value for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis.  Accordingly, the Company recognized tax benefits on the exercise of stock options within the Consolidated Statements of Cash Flows as a financing cash inflow of $694 for the six months ended June 30, 2006 and as an operating cash inflow of $174 for the six months ended June 30, 2005.

          The following table shows the effect on net income and earnings per share for the three and six months ended June 30, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of the awards, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income as reported	$13,121	$29,942
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(67)	(150)

Pro forma net income	$13,054	$29,792

Net income per share
Basic—As reported	$0.42	$0.96
Basic—Pro forma	$0.42	$0.95

Diluted—As reported	$0.41	$0.92
Diluted—Pro forma	$0.40	$0.91

5.       Debt

          The Company entered into a secured credit facility (“Bank Agreement”) in February 2004, consisting of:  (1) a $50,000 Secured Revolving Credit Facility, which included up to $15,000 of letters of credit maturing in 2009, (2) a $35,000 Term A Loan, maturing in 2010 and (3) a $40,000 Term B Loan, maturing in 2011.  The Company’s interest rate on borrowings under this bank agreement (“Bank Agreement”) was London Interbank Offered Rate (“LIBOR”) plus a margin (1% to 2.25%), based on the Company’s consolidated total debt to consolidated total capitalization ratio as defined in the Bank Agreement.  The Company also paid certain commitment fees.  The Bank Agreement was secured by a pledge of stock of certain of the Company’s subsidiaries.  The amount of debt outstanding at June 30, 2006 and December 31, 2005 was $67,975 and $69,925, respectively.  The Company had no borrowings on the revolving credit line at June 30, 2006 and December 31, 2005.

          The Bank Agreement required compliance with certain financial loan covenants relating to leverage and debt service coverage.  As of, and for the twelve-month period ended June 30, 2006, the Company was in compliance with all such covenants.

          On July 31, 2006, the Company completed a refinancing of this credit facility.  See “Note 8.  Subsequent Events” below.

6.       Net Income per Share

          The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net income applicable to common stockholders	$10,346	$13,121	$21,536	$29,942

Weighted average common shares - basic	29,304,163	30,971,987	29,517,577	31,243,792
Effect of dilutive securities:
Options	1,077,739	1,136,259	1,123,523	1,159,646
Restricted stock	198,851	61,672	198,204	57,330
Warrants	219,463	211,886	222,136	214,942

Weighted average common shares - dilutive	30,800,216	32,381,804	31,061,440	32,675,710

Basic Earnings Per Share	$0.35	$0.42	$0.73	$0.96

Diluted Earnings Per Share	$0.34	$0.41	$0.69	$0.92

7.       Commitments and Contingencies

          On April 21, 2005, the Company received subpoenas from the Florida Office of Insurance Regulation (“FOIR”) requesting documents related to all reinsurance agreements to which the Company has been a party since January 1, 1998.  On May 2, 2005, the Company received a subpoena from the SEC seeking documents relating to “certain loss mitigation insurance products.”  On June 14, 2005, the Company received a grand jury subpoena from the United States Attorney for the Southern District of New York (the “USAO”) seeking information relating to the Company’s finite reinsurance agreements.  The Company has been informed that other insurance industry participants have received similar subpoenas.  The Company is cooperating with the FOIR, the SEC and the USAO.

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

          The Company is named as a defendant in a number of class action and individual lawsuits, the outcomes of which are uncertain at this time.  These cases include those plaintiffs who are seeking restitution, damages and other remedies as a result of the Company’s alleged failure to properly reimburse claimants for certain expenses and other cases challenging various aspects of the Company’s business practices.  The Company plans to contest all of the outstanding suits vigorously.

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

8.       Subsequent Events

          On July 31, 2006, the Company completed a refinancing of the credit facility represented by the Bank Agreement and increased the amount of the term loan facility.  The new secured credit facility (“Senior Credit Facility”) consists of: (1) a $100,000 term loan and (2) a $25,000 revolving credit facility, which includes up to $15,000 of letters of credit.  The Senior Credit Facility may be prepaid at any time and is scheduled to expire on July 31, 2011.  Borrowings under the Senior Credit Facility bear interest based either upon (1) LIBOR plus an applicable margin ranging from 0.750% to 1.750% based on the then existing ratio of our consolidated total debt to our consolidated total capitalization, as defined in the Senior Credit Facility, or (2) the greater of (a) the applicable prime rate and (b) the Federal funds rate for Federal Reserve System overnight borrowing transactions plus 0.5%, plus an applicable margin ranging from 0.000% to 0.50% based on the then existing ratio of our consolidated total debt to our consolidated total capitalization.  The Company also pays a commitment fee on the unused portion of the revolving credit facility.  The Senior Credit Facility is secured by guarantees by, and a pledge of stock of, certain of the Company’s subsidiaries.

          On July 31, 2006, contemporaneously with the execution and delivery of the Senior Credit Facility, the Company terminated the Bank Agreement and paid the principal and all accrued interest and fees.  See “Note 5. Debt” above.  On July 31, 2006, the outstanding principal balance under the Bank Agreement was $67,975.  The Company incurred no early termination penalties in connection with the termination of the Bank Agreement.  In connection with the prepayment of the refinanced debt, the Company will incur a one-time non-cash pre-tax charge of $1,311 in the third quarter of 2006 due to the write-off of the unamortized portion of the deferred financing costs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          We have derived the following discussion and analysis of the results of operations for the three and six months ended June 30, 2006 and June 30, 2005, respectively, and our financial condition as of each period, from the condensed consolidated financial statements included elsewhere in this document.  You should read this discussion and analysis in conjunction with such financial statements in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the SEC on May 10, 2006 (the “First Quarter 2006 Form 10-Q”), and our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 14, 2006 (the “Fiscal 2005 Form 10-K”), as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that is part of our Fiscal 2005 Form 10-K and of our First Quarter 2006 Form 10-Q.  When this report uses the words “we,” “us,” and “our,” these words refer to Bristol West Holdings, Inc. and its subsidiaries, unless the context otherwise requires.

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

          The operating results of property and casualty insurance companies are subject to fluctuations from quarter-to-quarter and year-to-year due to a number of factors, including, but not limited to, general economic conditions, the regulatory climate in states where an insurer operates, state regulation of premium rates, changes in pricing and underwriting practices of the insurer and its competitors, the frequency and severity of losses, natural disasters and other factors.  Historically, results of property and casualty insurance companies have been cyclical, with periods of high premium rates and strong profitability followed by periods of price competition, falling premium rates and reduced profitability.

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

          For a detailed description of our business, see “Item 1.  Business” in our Fiscal 2005 Form 10-K.

Operating Results – Key States

          Market conditions in the states in which we operate are competitive to varying degrees.  We monitor the rate and underwriting activity of the other market participants in each state in which we do business.  During the second quarter of 2006, we tracked 222 rate revisions by companies we monitor.  One hundred and four of these revisions were rate increases, 99 were rate reductions, and 19 were revenue neutral.

          Some companies with which we compete, primarily in California, do not verify certain underwriting information, which has the effect of lowering the premium they charge, and thus attracting more business.  In addition, in California and in other states, some companies with which we compete pay incentives to agents and brokers, such as contingent commissions.  Also, some competitors spend significant sums on national and local advertising.  In all of our markets, we have not relaxed our underwriting standards, we do not pay incentives to agents and brokers, and we do not spend significantly on consumer advertising.

          Our gross written premium was $143.2 million for the second quarter ended June 30, 2006 compared to $157.8 million for the same quarter of 2005, a decline of $14.6 million or 9%.  Our gross written premium was $300.4 million for the six months ended June 30, 2006 compared to $328.1 million for the same period in 2005, a decline of $27.7 million or 8%.  These figures included a change in the provision for expected policy cancellations.  The change in the provision for expected policy cancellations increased gross written premium by $1.1 million for the second quarter of 2006 compared to an increase of $8.5 million for the second quarter of 2005.  The change in the provision in the second quarter of 2005 was principally the result of an improvement in the rate of expected cancellations.  Most of the change in the provision in the second quarter of 2006 related to the decline in unearned premiums.

          For the six months ended June 30, 2006, the change in the provision for expected policy cancellations increased gross written premium by $1.8 million compared to an increase of $8.3 million during the same period of 2005.  The purpose of the provision is to reduce installment premiums due in the future from our policyholders, as well as the related unearned premiums, to the amount we expect to ultimately collect and earn.  We adjust the provision based upon observed changes in the cancellation rate of in force policies and changes in the balance of unearned premiums.

          Gross written premium before and after the change in the provision for cancellations for the three and six months ended June 30, 2006 and 2005 is presented below.

	Three months ended June 30,			Six months ended June 30,
			%			%
State	2006	2005	Change	2006	2005	Change

	($ in millions)			($ in millions)
California	$60.2	$72.2	-16.6%	$128.9	$155.8	-17.3%
Florida	22.7	22.8	-0.4%	48.0	48.0	0.0%
Michigan	17.6	20.3	-13.3%	37.1	42.8	-13.3%
Pennsylvania	7.2	4.1	75.6%	13.1	7.5	74.7%
Texas	5.9	5.6	5.4%	12.0	11.8	1.7%
South Carolina	5.4	4.0	35.0%	12.0	10.0	20.0%
New Hampshire	3.5	4.2	-16.7%	7.4	8.0	-7.5%
Maine	3.0	3.4	-11.8%	6.3	7.2	-12.5%
Virginia	3.0	2.1	42.9%	6.0	4.7	27.7%
Colorado	2.7	1.7	58.8%	4.8	3.4	41.2%
All Other (includes 11 states)	10.9	8.9	22.5%	23.0	20.6	11.7%

Gross written premium, before change in expected policy cancellation provision	$142.1	$149.3	-4.8%	$298.6	$319.8	-6.6%

Change in expected policy cancellation provision	1.1	8.5	n/m	1.8	8.3	n/m

Gross written premium	$143.2	$157.8	-9.3%	$300.4	$328.1	-8.4%

          Our gross written premium in California for the three and six months ended June 30, 2006 was 17% below the comparable periods of 2005.  Our gross written premium in our other states grew by 6% in the aggregate during the three months ended June 30, 2006 and by 3% in the aggregate during the six months ended June 30, 2006 compared to the same periods of 2005.  New business production declined by less than 1% for the second quarter of 2006 compared to the second quarter of 2005, reflecting a decline of 15% in new business production in California offset by an aggregate increase of 11% in new business production for all other states.  Changes in gross written premium, as enumerated above, vary significantly by state and are influenced by a variety of factors, including competitive conditions and regulatory environments within those states, and our strategies with respect to product pricing and changes in the number and location of producers.

          Increasing the number of producers with which we do business is one important aspect of our growth strategy.  We attempt to target producers in geographic areas where we are under-represented and where we believe we can write profitable business.  During the second quarter of 2006, we increased our total number of producers to 8,458 and our total number of producer locations to 11,340.  This compares to 6,963 producers and 9,340 producer locations as of June 30, 2005, and approximately 7,720 producers and 10,360 producer locations as of December 31, 2005.  The following table displays our producer representation in our key states as of June 30, 2006 and June 30, 2005.

	Producers		Producer Locations

State	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

California	1,241	1,007	2,022	1,759
Florida	1,406	1,156	1,714	1,421
Michigan	643	563	905	726
Pennsylvania	864	699	986	798
Texas	845	723	1,343	1,152
All Other	3,459	2,815	4,370	3,484

Totals	8,458	6,963	11,340	9,340

          Our gross written premium in California for the second quarter of 2006 declined by $12.0 million to $60.2 million from $72.2 million in the comparable period of 2005, as a result of continued competitive market conditions in that state.  While our competitors’ rates, as filed, remain stable, some have relaxed underwriting standards by not verifying miles driven, driving experience, or other underwriting information, which can significantly affect policy premiums.  This practice has resulted in lower policy premiums for some drivers, making it more difficult for companies not engaging in such practices to attract new customers and retain those that seek alternative quotes at renewal.  While some of our competitors have relaxed underwriting standards, we have not observed increased relaxation of such standards during the second quarter of 2006 and thus believe market conditions have begun to stabilize.  We have not relaxed our underwriting standards and do not intend to do so in the future.  We are also monitoring proposed regulations introduced by the California Department of Insurance that would require all auto insurers to implement procedures to verify annual mileage.

          New business application volume in California for the second quarter of 2006 was 15% below that of the second quarter of 2005.  The rate of decline continued to slow in comparison to a 22% reduction in the first quarter of 2006 and a 42% reduction in the fourth quarter of 2005.  We continue to believe this trend indicates that the California market is beginning to stabilize.

          On March 1, 2006, we launched a new product in California that complements our existing product offering by providing additional coverage options.  The new product employs greater pricing segmentation than does our existing product.  We are pleased with the product’s performance to date, and we will continue to monitor its performance very closely.

          The California Office of Administrative Law has approved regulations proposed by the California Department of Insurance that would change the weighting of rating factors for private passenger auto insurance.  If implemented, the regulations would lessen the impact of territory as a rating factor.  Lawsuits have been filed challenging the legality of these regulations and seeking a preliminary injunction to prevent their implementation.

          In Florida, our second largest state, gross written premium for the second quarter of 2006 was $22.7 million compared to $22.8 million for the comparable quarter of 2005.  We continue to observe signs that the rates in Florida market are firming.  During the second quarter of 2006, the competitors we monitor implemented 35 rate revisions:  18 increases, 10 decreases, and seven that were revenue neutral.  These revisions continue the trend we noted during the fourth quarter of 2005 and the first quarter of 2006 of rate increases outnumbering rate decreases among competitors’ rate filings.

          The Florida Office of Insurance Regulation has proposed rules making it more difficult for insurers to use credit as a rating variable.  We are monitoring litigation challenging the legality of this proposed rule.

          On August 1, 2006, we launched our Select 2.0 product in Florida.  We designed this product to be broadly competitive.  We used advanced statistical techniques to create a new rating algorithm for this latest version of our Select product.  Additionally, we are employing our own proprietary credit model and vehicle symbol set in the rating process.

          In Michigan, our third largest state, gross written premium for the second quarter of 2006 declined by $2.7 million to $17.6 million from $20.3 million for the second quarter of 2005.  We attribute this decline in volume principally to rate increases that we implemented in January and April 2006 in response to increasing severity of personal injury protection (“PIP”) claims in Michigan.  For the second quarter of 2006, we tracked 10 rate revisions by companies with which we compete in Michigan, of which seven were increases and three were decreases.

          The Michigan legislature has not considered the legislation proposed by the governor of that state that would decrease automobile insurance rates by 20%, eliminate the use of credit as a rating variable, and seek changes in the law to make it easier for claimants to file tort claims.

          At this time, we cannot determine the outcome of the regulatory developments in California, Florida, and Michigan discussed above, and their impact on the insurance industry and our business.

          In Pennsylvania, our gross written premium for the second quarter of 2006 grew by $3.1 million to $7.2 million from $4.1 million for the second quarter of 2005, an increase of 76%.  New business application volume in Pennsylvania for the second quarter of 2006 was 127% higher than for the second quarter of 2005.  Some of our key competitors raised rates during the second quarter of 2006 which we believe had a favorable effect on our new business production in this state.  During the second quarter of 2006, we saw 24 rate revisions by competitors we monitor:  six were increases, 11 were decreases, and seven were revenue neutral.  As with each state in which we do business, we are closely monitoring and analyzing our business in Pennsylvania, and we are satisfied with the trends to date.

          In Texas, our gross written premium for the second quarter of 2006 grew by $0.3 million to $5.9 million from $5.6 million for the comparable quarter of 2005.  For the second quarter of 2006, we observed four rate revisions in this state, three of which were increases and one a decrease.  In June 2006, we introduced our Select 2.0 product in Texas.  As noted above, this product employs increased pricing segmentation and makes use of our own proprietary credit model and vehicle rating factors.  The new product has been well received.  In the 17 days after the date of introduction to the end of the second quarter of 2006, we observed a 77% increase in our new business policy counts as compared to the preceding 17 days.

          To date, we have now introduced the Select 2.0 product in four of the states in which we operate, and it appears to have been well received in each.  We introduced Select 2.0 in the Colorado market in February 2006.  For the second quarter of 2006, our gross written premium in Colorado grew by $1.0 million, or 59%, to $2.7 million from $1.7 million for the second quarter of 2005.  We also introduced the Select 2.0 product in the Oregon market in April 2006 and in the Florida market in August 2006.  We plan to deploy this product in South Carolina, Wisconsin, Pennsylvania, Michigan, Maine, and Indiana by year-end, and expect to have introduced it in all of the states in which we operate by mid-2007, with the exception of any states where regulatory constraints would prohibit us from introducing the product.  The preliminary results of the Select 2.0 product appear to be satisfactory; nevertheless, we will continue to monitor its performance closely.

          One of our objectives is to increase our geographic diversification over time.  Although California continues to be our largest state, our mix of premium writings has become more geographically diverse.  For the second quarter of 2006, we derived 42% of our gross written premium from California, down from 48% for the second quarter of 2005.  California, Florida and Michigan collectively accounted for 71% of our gross written premium for the second quarter of 2006, down from 77% for the second quarter of 2005.

          The number of policies in force is a significant driver of our gross earned premium.  The table below shows our average number of policies in force and gross earned premium for the three and six months ended June 30, 2006 and 2005.

	Three months ended June 30,			Six months ended June 30,
			%			%
	2006	2005	Change	2006	2005	Change

	(in thousands)			(in thousands)
Average number of policies in force	407.1	459.3	-11.4%	408.8	467.3	-12.5%
Gross earned premium	$147,775	$166,228	-11.1%	$294,554	$335,977	-12.3%

For the second quarter of 2006, the average number of policies in force decreased by 11% compared to the same quarter of 2005, while gross earned premium similarly decreased by 11%.  At June 30, 2006, we had 404,000 policies in force, a decrease of 10% compared to 451,000 at June 30, 2005 and a decrease of less than one-half of one percent compared to 406,000 at December 31, 2005.

Operations

          We continue to emphasize productivity and efficiency by closely managing our staffing levels in relation to volume in our claims and policy service divisions.  At June 30, 2006, our staff count was down to 1,181 compared to 1,263 at June 30, 2005 and 1,213 at December 31, 2005.  We employ various metrics to evaluate service performance to ensure that service levels are meeting or exceeding our benchmarks.  We have modified rates 33 times thus far in 2006.  Nine such modifications were increases, 11 were revenue neutral, nine were decreases, and four were new product introductions.  The overall effect of these modifications was to increase our overall rates by 0.6%.   We continuously monitor in great detail the profitability of our business.  We seek rate changes based on indicated profitability related to our targets.  We believe we can continue to improve our product structure by filing class plan changes that lower rates for certain market segments that produce favorable results relative to our average in a given state and raise rates for other poorer performing segments.

          In the aggregate, we have now deployed point-of-sale underwriting in 18 states, and we utilized point-of-sale underwriting to process over 99% of our new business applications in the first two quarters of 2006.  We have fully deployed OneStep® in South Carolina, California, Ohio, Texas, Mississippi, Tennessee, Florida, Indiana, Pennsylvania, and Michigan for both new business and endorsements.  Additionally, we are in the process of deploying OneStep in Arizona and Wisconsin.  OneStep Raptor® has been deployed in all but three of our other states.

Reinsurance

          We agreed with National Union Fire Insurance Company of Pittsburgh, PA, a subsidiary of American International Group, Inc. (AIG), to terminate our 2005 quota share reinsurance agreement on a cut-off basis and commute the balances effective January 1, 2006.  The termination and commutation resulted in the reinsurer’s release from all future liability and the settlement of the net balance due to us, including commission and profit commission receivable, ceded loss reserves, and ceded unearned premiums less amounts payable to the reinsurer.  We received the net balance of $11.0 million on January 31, 2006.  The termination and commutation had no impact on reported net income or retained earnings.  The termination and commutation resulted in the following increases/(decreases) to our balance sheet accounts in 2006:

Cash	$11,004
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(16,429)
Prepaid reinsurance	(18,287)
Ceding commission receivable	(8,928)
Reinsurance payables	(28,067)
Deferred policy acquisition costs	4,573

          We have not purchased any voluntary reinsurance for 2006.  However, we continue to cede premium to the Michigan Catastrophic Claims Association (“MCCA”), a mandatory facility that provides excess of loss coverage for personal injury protection in Michigan.  Earned premium ceded to the MCCA was $2.5 million for the second quarter of 2006 compared to $2.3 million for the second quarter of 2005.

Results of Operations

          The table below provides summary information about our operations:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenue:
Net earned premium	$145,290	$153,536	$289,568	$316,995
Net investment income	5,098	4,402	10,065	8,035
Realized gain (loss) on investments, net	(25)	(25)	43	(26)
Policy service fee revenue	13,434	16,512	27,270	34,278
Other income	750	678	1,484	1,426

Total revenue	164,547	175,103	328,430	360,708

Costs and Expenses:
Losses and loss adjustment expenses incurred	98,277	103,553	195,935	211,318
Commissions and other underwriting expenses	38,436	40,796	75,962	81,611
Other operating and general expenses (a)	10,884	9,138	21,267	18,809
Interest expense	1,281	1,034	2,487	2,002

Total costs and expenses	148,878	154,521	295,651	313,740

Income before income taxes	15,669	20,582	32,779	46,968
Income taxes	5,323	7,461	11,243	17,026

Net Income	$10,346	$13,121	$21,536	$29,942

Per Share Data:
Net income per common share - Basic	$0.35	$0.42	$0.73	$0.96
Net income per common share - Diluted	$0.34	$0.41	$0.69	$0.92
Operating Data:
Gross written premium	$143,187	$157,780	$300,374	$328,130
Net written premium	140,841	140,442	313,859	397,137
Gross earned premium	147,775	166,228	294,554	335,977
Ratios:
Loss ratio	67.6%	67.4%	67.7%	66.7%
Expense ratio (a)	24.2%	21.3%	23.6%	20.4%

Combined ratio	91.8%	88.7%	91.3%	87.1%

(a) Per SEC Staff Accounting Bulletin 107, Topic 14.F, “Classification of Compensation Expense Associated with Share-Based Payment Arrangements,” stock-based compensation expense should be presented in the same lines as cash compensation.  As such, stock-based compensation expense is no longer presented separately, and our expense ratio now includes this expense item.  Prior period amounts have been reclassified to conform to the 2006 presentation.

Overview of Operating Results

          Net income for the three months ended June 30, 2006 was $10.3 million compared to $13.1 million for the three months ended June 30, 2005, a decrease of 21%.  During the most recent quarter, we incurred pre-tax losses of $430,000 associated with an extra-contractual verdict in California and $375,000 from hail storms in the Midwest.  During the quarter ended June 30, 2005, we incurred pre-tax expenses of $935,000 related to previously reported regulatory inquiries concerning our reinsurance agreements.  Net income, excluding the after-tax effect of these items in the respective periods, was $10.9 million for the quarter ended June 30, 2006 compared to $13.7 million for the quarter ended June 30, 2005.

          Net income for the six months ended June 30, 2006 was $21.5 million compared to $29.9 million for the six months ended June 30, 2005, a decrease of 28%.  During the first six months of 2006, we incurred pre-tax losses of $430,000 associated with an extra-contractual verdict in California, $375,000 from hail storms in the Midwest, and $168,000 related to Hurricane Wilma claims.  Net income, excluding the after-tax effect of the aforementioned losses associated with an extra-contractual verdict in California, hail storms in the Midwest, and Hurricane Wilma, as well as expenses related to the regulatory inquiries in the respective periods, was $22.1 million for the six months ended June 30, 2006 compared to $30.5 million for the six months ended June 30, 2005.

          The following table summarizes the after tax amounts of the items enumerated above that impacted our net income for the three and six months ended June 30, 2006 and 2005.

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

	(in thousands)		(in thousands)
Loss due to extra-contractual verdict in California, net of related tax effects	$283	$—	$283	$—
Loss due to hail storms in the Midwest, net of related tax effects	246	—	246	—
Hurricane losses, net of related tax effects	—	—	110	—
Costs associated with regulatory inquiries, net of related tax effects	—	596	—	596

Total, net of related tax effects	$529	$596	$639	$596

Three Months and Six Months Ended June 30, 2006 compared to Three Months and Six Months Ended June 30, 2005

Revenues

          The following table shows gross, ceded, and net written and earned premium for the three and six months ended June 30, 2006 and 2005.

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006		2005

	(dollars in thousands)		(dollars in thousands)
Gross written premium	$143,187	$157,780	$300,374		$328,130
Ceded written premium:
Other reinsurance	2,346	17,338	4,802		37,303
Effect of reinsurance commutation	—	—	(18,287	)(1)	(106,310	)(2)

Total ceded written premium	2,346	17,338	(13,485)		(69,007)

Net Written Premium	$140,841	$140,442	$313,859		$397,137

% Ceded, excluding effect of reinsurance commutation	1.6%	11.0%	1.6%		11.4%

Gross Earned Premium	$147,775	$166,228	$294,554		$335,977
Ceded Earned Premium	2,485	12,692	4,986		18,982

Net Earned Premium	$145,290	$153,536	$289,568		$316,995

% Ceded	1.7%	7.6%	1.7%		5.6%

(1) Amount represents the unearned premium previously ceded under our 2005 quota share resinsurance agreement, which we received as a result of the termination and commutation of this agreement.

(2) Amount represents the unearned premium previously ceded under our 2002-2004 quota share reinsurance agreement, which we received as a result of the termination and commutation of this agreement.

          Gross Written Premium.  Gross written premium was $143.2 million for the three months ended June 30, 2006 compared to $157.8 million for the same period of 2005, a decline of 9%.  For the six months ended June 30, 2006, gross written premium was $300.4 million compared to $328.1 million for the same period of 2005, a decline of 8%.  The decline in gross written premium emanated primarily from California and Michigan where written premium declined by a combined $14.7 million and $32.6 million, respectively, for the three and six months ended June 30, 2006 compared to the corresponding periods of 2005.  Our gross written premium in the other states in which we do business grew in the aggregate by 13% and 9%, respectively, during the same periods.  For a detailed discussion of market conditions, see “Operating Results – Key States.”

          We provide for expected policy cancellations in order to adjust written premium to amounts we expect to ultimately collect and earn (see “Operating Results – Key States”).  During the three months ended June 30, 2006, we reduced the provision by $1.1 million, which added less than 1% to our reported gross written premium for the quarter.  During the quarter ended June 30, 2005, we reduced the provision by $8.5 million.  The larger reduction in the second quarter of 2005 was principally the result of an improvement in the rate of expected cancellation to 23.1% as of June 30, 2005 compared to 24.7% as of March 31, 2005.  Cancellation experience has continued to improve:  The expected rate was 20.6% as of June 30, 2006.  Because the cancellation rate was virtually unchanged compared to the rate as of March 31, 2006, most of the reduction in the provision during the second quarter of 2006 related to the decline in unearned premiums.  For the six months ended June 30, 2006, we reduced the provision by $1.8 million, which again represented less than 1% of our reported gross written premium for the six-month period.

          Net Written Premium.  Net written premium for the three months ended June 30, 2006 was $140.8 million compared to $140.4 million for the same period of 2005.  Net written premium was essentially unchanged despite the decline in gross written premium because we had no voluntary quota share reinsurance in 2006.  Net written premium for the three months ended June 30, 2005 was reduced by $14.9 million ceded pursuant to a 10% quota share reinsurance agreement in place during that time.  We had no similar agreement in 2006.  We continued to cede premium to the MCCA, the amount and impact of which were not material to the change in net written premium for the second quarter of 2006 compared to the second quarter of 2005.

          For the six months ended June 30, 2006, net written premium decreased to $313.9 million compared to $397.1 million for the comparable period of 2005, a decline of $83.2 million.  The decrease resulted primarily from the termination of quota share reinsurance agreements during the first quarters of both 2006 and 2005.  Upon termination of the reinsurance agreements, we “recaptured” the previously ceded unearned premium, which added to our net written premium.  We recaptured $106.3 million in the first quarter of 2005 compared to $18.3 million in the first quarter of 2006, a decrease of $88.0 million.  Our net written premium, exclusive of the effect of these terminations, was $295.6 million for the first six months of 2006 compared to $290.8 million for the first six months of 2005.  Net written premium for the six months ended June 30, 2005 was reduced by $32.4 million ceded pursuant to a 10% quota share reinsurance agreement in place during that time.  We had no similar agreement in 2006.

          Net Earned Premium.  Net earned premium for the three months ended June 30, 2006 was $145.3 million compared to $153.5 million for the corresponding period of 2005, a decrease $8.2 million, or 5%.  Net earned premium for the three months ended June 30, 2005 was reduced by $10.4 million ceded pursuant to a 10% quota share reinsurance agreement in place during that time.  We had no similar agreement in 2006.  Net earned premium, excluding the effect of the 2005 quota share reinsurance, decreased by $18.6 million, or 11%, for the second quarter of 2006 compared to the second quarter of 2005.  Net earned premium for the six months ended June 30, 2006 was $289.6 million compared to $317.0 for the same period of 2005, a decrease of $27.4 million, or 9%.  Net earned premium for the six months ended June 30, 2005 was reduced by $14.5 million ceded pursuant to a 10% quota share reinsurance agreement in place during that time.  We had no similar agreement in 2006.  Net earned premium, excluding the effect of the 2005 quota share reinsurance, decreased by $41.9 million, or 13%, for the first six months of 2006 compared to the first six months of 2005.  We attribute these declines in net earned premium primarily to the competitive market conditions we observed in some of our key states (see “Operating Results – Key States”) which resulted in declines in gross earned premium of 11% and 12% for the three and six months ended June 30, 2006 compared to the corresponding periods of 2005.

          Net Investment Income.  Net investment income for the three months ended June 30, 2006 increased 16% to $5.1 million compared to $4.4 million for the same period of 2005.  Net investment income for the six months ended June 30, 2006 increased 26% to $10.1 million compared to $8.0 million for the same period of 2005.  The increases in net investment income were due to higher investment yields on the portfolio in the second quarter and first six months of 2006 compared to the corresponding periods of 2005.  The pre-tax equivalent book yield of our fixed maturity portfolio increased to 4.73% at June 30, 2006 from 4.27% at June 30, 2005.  The increase in net investment income for the first six-month period is also attributable to a larger invested asset base, which averaged $455.5 million for the first six months of 2006 compared to $357.6 million for the first six months of 2005.

          Policy Service Fee Revenue.  Policy service fee revenue was $13.4 million for the three months ended June 30, 2006 as compared to $16.5 million for the same period of 2005, a decrease of $3.1 million or 19%.  For the six months ended June 30, 2006, policy service fee revenue was $27.3 million compared to $34.3 million for the same period of 2005, a decline of $7.0 million or 20%.  These declines in fee income are primarily the result of reduced installment fees and the decline in our California business, where our fees are higher than for the rest of our business.  A greater percentage of our customers are signing up for electronic funds transfer (“EFT”) payment plans, on which we charge lower installment fees.  The EFT business is more persistent, produces a lower loss ratio and is less expensive to administer.  The portion of our policyholders who utilize EFT increased to 15% for the second quarter of 2006 compared to 5% for the second quarter of 2005.

Costs and Expenses

          Losses and Loss Adjustment Expenses.  Net losses and loss adjustment expenses incurred for the three months ended June 30, 2006 were $98.3 million compared to $103.6 million for the same period of 2005.  Net losses and loss adjustment expenses incurred for the six months ended June 30, 2006 were $195.9 million compared to $211.3 million for the same period in 2005.

          The following table displays our net incurred losses and loss adjustment expenses (“LAE”) related to the current accident year (losses and LAE occurring in the current fiscal year) and prior accident years (losses and LAE recognized in the current fiscal year related to accidents which took place in a prior fiscal year).

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

	(dollars in thousands)		(dollars in thousands)

Losses and LAE incurred - current accident year	$97,857	$103,579	$195,180	$211,456
Losses and LAE incurred - prior accident years	420	(26)	755	(138)

Total losses and LAE incurred	$98,277	$103,553	$195,935	$211,318

Loss ratio - current accident year	67.3%	67.4%	67.4%	66.7%
Loss ratio - prior accident years	0.3%	0.0%	0.3%	0.0%

Total loss ratio	67.6%	67.4%	67.7%	66.7%

          Our loss ratio was little changed at 67.6% for the three months ended June 30, 2006 compared to 67.4% for the comparable quarter of 2005.  For the six months ended June 30, 2006, our loss ratio of 67.7% compared to 66.7% for the corresponding period of 2005, an increase of 1.0 point.  Adverse development on prior years’ loss and LAE reserves, primarily attributed to an extra-contractual verdict in California and Hurricane Wilma claims, contributed $0.8 million to net losses and LAE incurred for the six months ended June 30, 2006, or 0.3 points of the increase over the comparable period of 2005.  Loss development occurs when reserves for losses and LAE established for prior accident years prove to be redundant or inadequate, and management adjusts those reserves to reflect the updated estimate of the ultimate losses and LAE related to such accident years.  We record changes to reserves established in prior years in losses and LAE incurred in the period in which we make the change.  During the second quarter of 2006, we also incurred $0.4 million of losses related to hail storms in the Midwest, which contributed 0.1 points of the increase during the six months ended June 30, 2006 compared to the same period of 2005.  The remainder of the increase in the loss ratio is attributed to an increase in our claims adjustment expense ratio.  The ratio has increased as premium volume has declined because a portion of our costs are fixed or semi-fixed and cannot be adjusted readily in response to changes in volume.

          Commissions and Other Underwriting Expenses.  Commissions and other underwriting expenses for the three months ended June 30, 2006 were $38.4 million compared to $40.8 million for the same period of 2005.  For the six months ended June 30, 2006, commission and other underwriting expenses were $76.0 million as compared to $81.6 million for the same period of 2005.  Most of the decrease was the result of lower earned premium in the three and six months ended June 30, 2006 compared to the corresponding periods of 2005.  The ratio of gross commission expense to gross earned premium for the six months ended June 30, 2006 was 14.7% compared to 14.8% for the same period of 2005, while the premium tax rate for the six months ended June 30, 2006 was also little changed from the comparable period of 2005.

          The following table provides detail of our commissions and other underwriting expenses before and after the impact of our quota share reinsurance agreements.

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

	(in thousands)		(in thousands)

Gross commissions	$21,549	$24,445	$43,258	$49,843
Premium tax expense	3,146	3,639	6,332	7,612
Other underwriting expenses	13,682	15,570	26,306	28,233

Gross expenses	38,377	43,654	75,896	85,688

Ceding commission (expense) income	(59)	2,858	(66)	4,077

Commissions and other underwriting expenses	$38,436	$40,796	$75,962	$81,611

          Other Operating and General Expenses.  Other operating and general expenses for the three months ended June 30, 2006 were $10.9 million compared to $9.1 million for the same period of 2005, an increase of $1.8 million, or 20%.  For the six months ended June 30, 2006, other operating and general expenses were $21.3 million compared to $18.8 million for the same period of 2005, an increase of $2.5 million or 13%.  For the three and six months ended June 30, 2005, we incurred pre-tax expenses of $0.9 million related to previously reported regulatory inquiries concerning our reinsurance agreements, while we incurred an insignificant amount of such expenses in the corresponding periods of 2006.  Stock-based compensation expense contributed $0.3 million and $0.6 million, respectively, of the increases noted for the three and six-month periods of 2006 compared to the same periods of 2005.  Pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, Share-Based Payments (revised 2004), (“SFAS No. 124R”), and SEC Staff Accounting Bulletin 107, Topic 14.F, “Classification of Compensation Expense Associated with Share-Based Payment Arrangements,” stock-based compensation is no longer presented as a separate financial statement line item.  See “Recent Accounting Pronouncements” in this section below.  Also contributing to the increases in other operating and general expenses was depreciation expense, primarily related to enterprise software, which was higher by $0.2 million and $0.3 million, respectively, for the three and six-month periods of 2006 compared to the same periods of 2005.

          Interest Expense.  Interest expense for the three months ended June 30, 2006 was $1.3 million compared to $1.0 million for the same period of 2005, an increase of $0.3 million.  Interest expense for the six months ended June 30, 2006 was $2.5 million compared to $2.0 million for the same period of 2005, an increase of $0.5 million.  The increases are attributable to increasing interest rates.  The rate we pay on our credit facility debt is variable and is tied to the London Interbank Offered Rate (“LIBOR”).  The average LIBOR rate was higher during the three and six months ended June 30, 2006 than in the comparable periods of 2005.  The aggregate weighted average interest rate was 6.6% during the three months ended June 30, 2006 compared to 4.8% during the three months ended June 30, 2005, and 6.4% during the six months ended June 30, 2006 compared to 4.6% during the six months ended June 30, 2005.  As of June 30, 2006, we had $68.0 million of outstanding credit facility debt as compared to $71.9 million at June 30, 2005.

          Income Taxes.  Income taxes for the three months ended June 30, 2006 were $5.3 million compared to $7.5 million for the comparable period of 2005.  For the six months ended June 30, 2006, income taxes were $11.2 million, representing an effective tax rate of 34.3%.  The effective tax rate comprises 31.7% for federal income taxes and 2.6% for state income taxes.  Income taxes for the six months ended June 30, 2005 were $17.0 million, representing an effective tax rate of approximately 36.25%.  The effective rate for the six months ended June 30, 2005 comprised 32.9% for federal income taxes and 3.35% for state income taxes.

          Ratios.  The table below displays the key components of the combined ratio:

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Loss ratio	67.6%	67.4%	67.7%	66.7%
Direct commission ratio	14.8%	15.9%	14.9%	15.7%
Ceding commission (income) ratio	0.0%	-1.9%	0.0%	-1.3%
Underwriting expense ratio	11.6%	12.5%	11.3%	11.3%
Other operating and general expense ratio	7.5%	6.0%	7.3%	5.9%
Fee (income) ratio	-9.7%	-11.2%	-9.9%	-11.2%

Net expense ratio	24.2%	21.3%	23.6%	20.4%

Combined ratio	91.8%	88.7%	91.3%	87.1%

          Our combined ratio was 91.8% for the three months ended June 30, 2006, higher by 3.1 points compared to 88.7% for the same period of 2005.  The increase is primarily attributable to the expense ratio, which increased 2.9 points to 24.2% for the three months ended June 30, 2006 compared to 21.3% for the same period of 2005.  Lower fee and other income during the three months ended June 30, 2006 compared to the same period of 2005 contributed 1.4 points of the increase in the expense ratio.  In addition, 1.9 points of the increase to the expense ratio was caused by the absence of ceding commission income in the three months ended June 30, 2006 compared to the same period of 2005 as a result of the termination of our voluntary quota share reinsurance.

          Our combined ratio for the six months ended June 30, 2006 was 91.3% compared to 87.1% for the corresponding period of 2005, an increase of 4.2 points.  The increase is attributable to a 1.0-point increase in the loss ratio and a 3.2-point increase in the expense ratio.  The increased loss ratio was partially due to 0.3 points of adverse development on prior years’ loss and LAE reserves, primarily attributed to an extra-contractual verdict in California and Hurricane Wilma claims.  In addition, we also incurred $0.4 million of losses related to hail storms in the Midwest during the six months ended June 30, 2006, which contributed 0.1 points of the increase.  The increased expense ratio was partially due to lower fee and other income in the six months ended June 30, 2006 compared to the corresponding period of 2005, which accounted for 1.3 points of the increase.  Lower ceding commission income for the six months ended June 30, 2006 compared to the same period of 2005, as a result of the termination of our voluntary quota share reinsurance agreements, accounted for an additional 1.3 points of the increase.  Increased other operating and general company expenses in the six months ended June 30, 2006 compared to the same period of 2005 added 1.4 points to the expense ratio. For the six months ended June 30, 2006, we incurred an insignificant amount of expenses related to previously reported regulatory inquiries concerning our reinsurance agreements compared to $0.9 million before taxes during the corresponding period of 2005, which mitigated the increase to the expense ratio by 0.3 points.

          The table below displays our gross, ceded, and net underwriting results, as well as the related gross, ceded and net loss, expense and combined ratios.

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Underwriting Results Before Reinsurance
Revenues
Gross earned premium	$147,775	$166,228	$294,554	$335,977
Expenses
Losses and adjustment expenses incurred	103,760	112,499	206,059	224,669
Commissions	21,549	24,445	43,258	49,843
Other underwriting expenses	16,828	19,209	32,638	35,845
Other operating and general expenses	10,884	9,138	21,267	18,809

Total underwriting expenses	153,021	165,291	303,222	329,166

Gross underwriting result	(5,246)	937	(8,668)	6,811
Fee and other income	14,184	17,190	28,754	35,704

Pretax underwriting income	$8,938	$18,127	$20,086	$42,515

Gross loss ratio	70.2%	67.7%	70.0%	66.9%
Gross expense ratio	23.7%	21.4%	23.2%	20.5%

Gross combined ratio	93.9%	89.1%	93.2%	87.4%

Reinsurance Ceded Results
Revenues
Ceded earned premium	$2,485	$12,692	$4,986	$18,982
Expenses
Ceded losses and adjustment expenses incurred	5,483	8,946	10,124	13,351
Ceding commissions	(59)	2,858	(66)	4,077

Total underwriting expenses	5,424	11,804	10,058	17,428

Ceded underwriting (loss) income	$(2,939)	$888	$(5,072)	$1,554

Ceded loss ratio	220.6%	70.5%	203.0%	70.3%
Ceded expense ratio	-2.4%	22.5%	-1.3%	21.5%

Ceded combined ratio	218.2%	93.0%	201.7%	91.8%

Net Underwriting Results
Revenues
Net earned premium	$145,290	$153,536	$289,568	$316,995
Expenses
Net losses and loss adjustment expenses incurred	98,277	103,553	195,935	211,318
Commissions - net of reinsurance	21,608	21,587	43,324	45,766
Other underwriting expenses	16,828	19,209	32,638	35,845
Other operating and general expenses	10,884	9,138	21,267	18,809

Total underwriting expenses	147,597	153,487	293,164	311,738

Net underwriting result	(2,307)	49	(3,596)	5,257
Fee and other income	14,184	17,190	28,754	35,704

Pretax underwriting income	$11,877	$17,239	$25,158	$40,961

Net loss ratio	67.6%	67.4%	67.7%	66.7%
Net expense ratio	24.2%	21.3%	23.6%	20.4%

Net combined ratio	91.8%	88.7%	91.3%	87.1%

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

          We entered into a bank agreement (the “Bank Agreement”) in February 2004 for a secured credit facility consisting of:  (1) a $50.0 million Secured Revolving Credit Facility, which included up to $15.0 million of letters of credit, (2) a $35.0 million Term A Loan and (3) a $40.0 million Term B Loan.  Our interest rate on borrowings under the Bank Agreement was LIBOR plus a margin ranging from 1.0% to 2.25%, based on our consolidated total debt to consolidated total capitalization ratio as defined in the Bank Agreement.  We also paid certain commitment fees.  The Bank Agreement was secured by guarantees by and a pledge of stock of certain of our subsidiaries.  The Bank Agreement required compliance with certain financial loan covenants relating to leverage and debt service coverage.  As of, and for the twelve-month period ended June 30, 2006, we were in compliance with all such covenants.  As of June 30, 2006, there was an aggregate $68.0 outstanding under the Term A and Term B Loans with repayments scheduled in varying amounts through 2011.

          Effective July 31, 2006, we refinanced the credit facility represented by the Bank Agreement and increased the amount of the term loan portion of the facility.  The new secured credit facility (the “Senior Credit Facility”) consists of:  (1) a $100 million term loan, and (2) a $25 million revolving credit facility, which includes up to $15 million of letters of credit.  The Senior Credit Facility was co-arranged by ING Capital LLC and JP Morgan Securities, Inc.  The Senior Credit Facility is pre-payable at any time and is scheduled to expire on July 31, 2011.  The Senior Credit Facility is secured by guarantees by and a pledge of stock of certain of our subsidiaries.  The Senior Credit Facility includes negative covenants regarding the maintenance of certain financial ratios.  Borrowings under the Senior Credit Facility bear interest based either upon (1) LIBOR plus an applicable margin (“LIBOR Loans”) or (2) the greater of (a) the applicable prime rate and (b) the Federal funds rate for Federal Reserve System overnight borrowing transactions plus 0.5%, plus an applicable margin (“ABR Loans”).  Based on the then existing ratio of our consolidated total debt to our consolidated total capitalization, as defined in the Senior Credit Facility, the applicable margin for determining the interest rate applicable to LIBOR Loans ranges from 0.750% to 1.750%, the applicable margin for determining the interest rate applicable to ABR Loans ranges from 0.000% to 0.50%, and the revolving credit facility commitment fee ranges from 0.150% to 0.375%.  At July 31, 2006, the applicable margin for determining the interest rate applicable to LIBOR Loans and the applicable margin for determining the interest rate applicable to ABR Loans were 1.0% and 0.0%, respectively.  The commitment fee on the unused portion of the revolving credit facility at July 31, 2006 was 0.20%.  At July 31, 2006, the interest rate on the term loan was 6.39%.

          We have no immediate plans to take down any funding under the revolving credit portion of the Senior Credit Facility.  We used a part of the proceeds of the term loan portion of the Senior Credit Facility to repay the remaining $68.0 million outstanding on the two existing term loans under the Bank Agreement.  We plan to contribute $25 million of the proceeds to our insurance subsidiaries.  The remainder of the proceeds, approximately $7 million, will be available for general corporate purposes.  In connection with the repayment of the term loans, we will incur a $1.3 million non-cash, pre-tax charge for the write-off of deferred financing costs for the replaced facility.

          There are no restrictions on the payment of dividends by our non-insurance subsidiaries other than customary state corporation laws regarding solvency.  Dividends from our insurance subsidiaries are subject to restrictions relating to statutory surplus and earnings.  As of June 30, 2006, our insurance subsidiaries are permitted to pay dividends of $30.6 million without first seeking regulatory approval.  Our insurance subsidiaries have not paid any dividends since 1999.  Because our non-insurance subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, we expect to use those funds to service all of our corporate financial obligations.

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

          On October 28, 2005, our Board of Directors authorized the repurchase of $20 million of our outstanding common stock.  Under this authorization, share purchases may be made from time to time in the open market depending on share price, market conditions and other factors.  Bear, Stearns & Co. Inc. is administering the stock repurchase program.  During the three months ended June 30, 2006, we repurchased 413,600 shares of our common stock at a cost of $6.9 million.  During the six months ended June 30, 2006, we had repurchased 867,500 shares of our common stock at a cost of $15.3 million.  As of June 30, 2006, $3.8 million remains available for repurchases under this authorization.

          On May 19, 2006, the Board of Directors declared a dividend of $0.07 per common share that resulted in a payout of $2.1 million on June 9, 2006 to shareholders of record on May 26, 2006.

          On August 8, 2006, the Board of Directors declared a dividend of $0.07 per common share that will result in a payout of approximately $2.0 million from available cash at Bristol West Holdings, Inc.  The dividend will be paid on August 29, 2006 to shareholders of record on August 15, 2006.

          Net cash provided by operating activities was $24.8 million for the six months ended June 30, 2006 compared to $224.5 million for the same period of 2005.  Most of the decrease is attributed to the effect of the commutation proceeds related to our voluntary quota share reinsurance agreement terminations which provided $11.0 million of cash during the six months ended June 30, 2006 and $196.6 million during the comparable period of 2005.  Cash flow from operating activities, exclusive of the net cash received from the reinsurance terminations, was $13.8 million for the six months ended June 30, 2006 compared to $27.9 million for the comparable period last year.  An increase in state and federal income tax payments during the six months ended June 30, 2006 compared to the corresponding period of 2005 accounted for $7.1 million of the decline.  The remainder of the decline was generally due to the lesser scale of our operations (gross earned premium was $294.6 million for the six months ended June 30, 2006 compared to $336.0 million for the same period of 2005).

          Net cash used in investing activities was $12.8 million for the six months ended June 30, 2006 compared to $153.5 million for the same period of 2005.  The purchase of high-quality fixed income securities accounted for most of the use of funds for both the six months ended June 30, 2006 and 2005.  The funds for the investment purchases for the first six months of 2005 came principally from the commutation proceeds of the quota share reinsurance agreement received in January 2005.

          Net cash used in financing activities was $20.6 million for the six months ended June 30, 2006 compared to $21.2 million for the corresponding period of 2005.  For the six months ended June 30, 2006, net cash used in financing activities consisted primarily of $15.3 million for the repurchase of 867,500 shares of our common stock, $4.1 million for the payment of stockholder dividends, and $2.0 million for the repayment of debt.  For the same period of 2005, cash used in financing activities consisted primarily of $16.2 million for the repurchase of 982,600 shares of our common stock, $3.7 million for the payment of stockholder dividends, and $1.5 million for the repayment of debt.

          On March 24, 2006, in connection with the exercise by Firemark Partners LLC (“Firemark”) of its options to purchase 110,823 shares of our common stock, Firemark used 22,662 of its option shares to settle the exercise price of $0.4 million for these options.  The number of option shares used to settle the exercise price was calculated using the per share market price of our shares on the date of exercise of $18.73.

Investments

          We had total cash, cash equivalents and invested assets of $479.8 million as of June 30, 2006.  The following table summarizes our cash, cash equivalents and invested assets as of June 30, 2006.

	Cost / Amortized Cost	Fair Value	% of Total at Fair Value

	(in millions)
Debt securities, available for sale	$465.2	$454.0	94.6%
Equity securities, available for sale	2.0	2.0	0.4%
Cash and cash equivalents	23.8	23.8	5.0%

Total	$491.0	$479.8	100.0%

          Investment Strategy.  Our fixed income investment portfolio is highly marketable and consists of publicly traded, high quality investment-grade debt securities.  We hold no equity securities other than our investment in OneShield, Inc., and we have no exposure to foreign currency risk.  Hyperion Brookfield Asset Management, Inc. manages our portfolio and provides related accounting and statutory investment reporting services.

          Investment Portfolio.  Our investment portfolio consists predominantly of debt securities, all of which are classified as available for sale.  The securities are carried at fair value in our balance sheet with unrealized gains and losses reported as a separate component of stockholders’ equity on an after-tax basis.  As of June 30, 2006, the fair value of our investment portfolio, including short-term investments, was $479.8 million, which included $11.2 million in pre-tax net unrealized losses.

          Our investment objectives are to maximize after-tax investment income, while maintaining a highly liquid investment grade portfolio.  As of June 30, 2006, our portfolio had an average Standard & Poor’s rating of “AAA”, a pre-tax equivalent book yield of 4.73% and an effective duration of 3.3 years.  The following table presents the composition of our investment portfolio by type of investment as of June 30, 2006 (in millions):

		% of Total

Cash and cash equivalents	$23.8	5.0%
U.S. Government securities	2.4	0.5%
Mortgage backed bonds	93.0	19.4%
Tax-exempt bonds	207.4	43.2%
Collateralized mortgage obligations	12.5	2.6%
Corporate and other	149.9	31.2%
Preferred stocks	2.0	0.4%
Net unrealized (losses) on fixed maturities	(11.2)	-2.3%

Total investments at market value	$479.8	100.0%

          Tax-exempt bonds were 43.2% of the portfolio as of June 30, 2006.  Given our federal income tax position, we intend to continue to commit additional monies to tax-exempt bonds as long as the after-tax return is favorable.

          The following table presents the composition, by type of security, including the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities available for sale in our investment portfolio as of June 30, 2006.

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Market Value

	(in millions)
U.S. Government securities	$2.4	$—	$—	$2.4
Mortgage backed bonds	93.0	0.1	2.2	90.9
Tax-exempt bonds	207.4	0.0	5.4	202.0
Collateralized mortgage obligations	12.5	0.0	0.4	12.1
Corporate and other	149.9	0.1	3.4	146.6

Total fixed maturities	465.2	0.2	11.4	454.0
Preferred stock	2.0	—	—	2.0

Total	$467.2	$0.2	$11.4	$456.0

          The quality distribution of our fixed maturity portfolio as of June 30, 2006 was as follows:

	NAIC Rating	Amortized Cost	Fair Value	% of Total at Fair Value

	(in millions)
Standard & Poor’s Rating
AAA	1	$343.6	$334.7	73.8%
AA	1	74.5	73.0	16.1%
A	1	43.7	42.9	9.4%
BBB	2	1.0	1.0	0.2%
U.S. Treasuries agencies	1	2.4	2.4	0.5%

Total fixed maturity investments		$465.2	$454.0	100.0%

          We examine our investment portfolio quarterly for evidence of impairment.  The assessment of whether impairment has occurred is based on our evaluation of the underlying reasons for any decline in fair value of each security that has declined to a value below its cost.  We discuss such declines in value with our investment advisor, and together determine the extent to which such changes are attributable to interest rates, market-related factors other than interest rates, as well as financial condition, business prospects and other fundamental factors specific to the issuer.  We review declines attributable to issuer fundamentals in further detail.  If we were to determine that one or more of our securities had suffered a decline in fair value that is other than temporary, we would reduce the carrying value of the security to its current fair value as required by GAAP.

          Based upon our analysis, we believe that we will receive all contractual principal and interest payments related to those securities that currently reflect unrealized losses.  We also have the ability to hold these securities until they mature or recover in value, and we had no specific intent to sell any securities that were in an unrealized loss position at June 30, 2006.  In the last three years, we have not incurred any impairment charges.  We believe that it is not likely that future impairment charges will have a significant effect on our portfolio value or liquidity.

          As of June 30, 2006, investments carried at a fair value of $11.9 million and approximately $0.3 million of cash were on deposit with state insurance regulatory authorities.

Contractual Obligations and Commitments

          For a discussion of our contractual obligations, see the “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” section in our Fiscal 2005 Form 10-K.  There have been no material developments with respect to contractual obligations.

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

          We adopted SFAS No. 123R in the first quarter of 2006 using the modified prospective method.  This transition method applies to new awards and awards modified, repurchased, or cancelled after the effective date of this statement.  We recognized compensation costs of $10,000 after taxes during the six months ended June 30, 2006, based on the fair value at grant date of its unvested awards and the remaining requisite service period.  Results for prior periods have not been restated as provided for under the modified prospective approach.  For equity awards granted after the date of adoption, we amortize share-based compensation expense on a straight-line basis over the vesting term.

          In June 2006, the FASB issued interpretation of Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Uncertainty in Income Taxes (“FIN 48”).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the impact, if any, that FIN 48 will have on our Consolidated Financial Statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          For a complete discussion of the market risks to which we are exposed, see the “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2005 Form 10-K and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” section in our First Quarter 2006 Form 10-Q.  There have been no material developments with respect to the market risks to which we are exposed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.  Under the supervision of and with the participation of our management, including our CEO and CFO, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006.  Based upon that evaluation and subject to the foregoing, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Internal Control Over Financial Reporting

          Management has evaluated, with the participation of our CEO and CFO, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2006.  In connection with such evaluation, we have determined that there was no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2006 that has affected materially, or is reasonably likely to affect materially, our internal control over financial reporting.

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

          We are named as a defendant in a number of class action and individual lawsuits arising in the ordinary course of business, the outcomes of which are uncertain at this time. These cases include those plaintiffs who are seeking restitution, damages and other remedies as a result of our alleged failure to properly reimburse claimants for certain expenses and other cases challenging various aspects of our business practices.  We plan to contest the outstanding suits vigorously.  We believe the current assumptions and other considerations we use to estimate our potential liability for litigation are appropriate. While it is not possible to know with certainty the ultimate outcome of these claims or lawsuits, we believe we have adequately reserved for our existing known litigation and that such litigation will not have a material effect on our future financial condition or results of operations. In view of the uncertainties regarding the outcome of these claims or lawsuits, as well as the tax-deductibility of related payments, it is possible that the ultimate cost to us of these claims or lawsuits could exceed the reserves we establish by amounts that would have a material adverse effect on our future financial condition or results of operations in a particular quarter or year.

          For a further discussion on our pending litigation, see “Item 3.  Legal Proceedings” in our Fiscal 2005 Form 10-K.

Item 1A. Risk Factors

          An investment in our common stock involves a number of risks that could materially affect our results of operation, cash flows or financial condition.  For a discussion of these risks, see the section entitled “Item 1A. - Risk Factors” in our Fiscal 2005 Form 10-K.  Before investing in our common stock, investors should carefully consider such risks, together with the other information contained in our Fiscal 2005 Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and this Quarterly Report on Form 10-Q.  Further, such factors could cause actual results to differ materially from those contained in any forward-looking statement contained in this Quarterly Report on Form 10-Q, statements by us in periodic press releases and oral statements by Company officials to securities analysts and stockholders during presentations about us.  See the section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” above.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

          During the three months ended June 30, 2006, we repurchased 413,600 shares of our common stock at a cost of $6.9 million, summarized as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1, 2006 to April 30, 2006	—	$—	—	$10,656,086
May 1, 2006 to May 31, 2006	353,200	16.71	353,200	4,752,640
June1, 2006 to June 30, 2006	60,400	15.93	60,400	3,790,468

Total	413,600	$16.60	413,600	$3,790,468

(1) On October 28, 2005, our Board of Directors authorized the repurchase of $20 million of our outstanding Common Stock.

Item 4.  Submission of Matters to a Vote of Security Holders

          We held our Annual Meeting of Stockholders on May 19, 2006 (the “2006 Annual Meeting”) at which we submitted several matters to a vote of our shareholders:

          Item 1 - Election of Directors

          Votes cast for or withheld at the 2006 Annual Meeting regarding 10 individuals nominated for election to serve on our board of directors for a term expiring in 2008 were as follows:

Name	For	Withhold

R. Cary Blair	27,143,563	1,086,532
Jeffrey J. Dailey	27,107,485	1,122,610
Richard T. Delaney	27,197,263	1,032,832
James R. Fisher	27,107,485	1,122,610
Todd A. Fisher	26,967,054	1,263,041
Perry Golkin	26,970,126	1,259,969
Mary R. Hennessy	27,143,563	1,086,532
Eileen Hilton	27,197,263	1,032,832
James N. Meehan	27,129,663	1,100,432
Arthur J. Rothkopf	27,139,116	1,090,979

          Item 2 - Ratification of Selection of Independent Auditor

          Votes cast for or against, as well as the number of abstentions, at the 2006 Annual Meeting regarding the ratification of our Audit Committee’s selection of Deloitte & Touche LLP as the independent auditor for 2006 were as follows:

For	Against	Abstain

28,080,261	145,210	4,624

          Item 3 - Approval of the Executive Officer Incentive Plan

          Votes cast for or against, as well as the number of abstentions and broker non-votes, at the 2006 Annual Meeting regarding the approval of the Bristol West Executive Officer Incentive Plan were as follows:

For	Against	Abstain	Broker Non-Vote

25,970,268	1,161,639	89,874	1,008,314

Item 6.  Exhibits

          See separate Exhibit Index attached hereto and hereby incorporated herein.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL WEST HOLDINGS, INC.
(Registrant)

August 9, 2006	By:	/s/ JEFFREY J. DAILEY

Date		(Signature)

	Name:	Jeffrey J. Dailey

	Title:	Chief Executive Officer, President (Principal Executive Officer and duly authorized officer)

August 9, 2006	By:	/s/ CRAIG E. EISENACHER

Date		(Signature)

	Name:	Craig E. Eisenacher

	Title:	Senior Vice President-Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

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

4.8

Employee Stockholder’s Agreement between BRW Acquisition, Inc. and Simon Noonan (incorporated by reference to Exhibit 10.32 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004), as amended by Amendment to Employee Stockholder’s Agreement effective as of December 29, 2005, between Bristol West Holdings, Inc. and Simon Noonan (form of amendment is exhibit 4.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

4.9

Employee Stockholder’s Agreement between BRW Acquisition, Inc. and James J. Sclafani, Jr. (incorporated by reference to Exhibit 10.33 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004), as amended by Amendment to Employee Stockholder’s Agreement effective as of December 29, 2005, between Bristol West Holdings, Inc. and James J. Sclafani, Jr. (form of amendment is exhibit 4.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.1

Credit Agreement, dated July 31, 2006, among the Registrant; ING Capital, LLC, as Administrative Agent; and ING Capital LLC, JPMorgan Chase Bank, N.A., LaSalle Bank, National Association, Regions Bank, Bank of Communications Co., Ltd., and General Electric Capital Corporation, as the Lenders. (exhibit to this Quarterly Report on Form 10-Q)

31.1

Rule 13a-14(a)/15d-14(a) Certification executed by Jeffrey J. Dailey, Chief Executive Officer of Bristol West Holdings, Inc. (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (exhibit to this Quarterly Report on Form 10-Q)

31.2

Rule 13a-14(a)/15d-14(a) Certification executed by Craig E. Eisenacher, Senior Vice President-Chief Financial Officer of Bristol West Holdings, Inc. (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (exhibit to this Quarterly Report on Form 10-Q)

Additional Exhibits.

In accordance with Item 601(32)(ii) of Regulation S-K, Exhibit 32.1 is to be treated as “furnished” rather than “filed” as part of the report.

32.1

Section 1350 Certification executed by Jeffrey J. Dailey, Chief Executive Officer of Bristol West Holdings, Inc., and by Craig E. Eisenacher, Senior Vice President-Chief Financial Officer of Bristol West Holdings, Inc. (exhibit to this Quarterly Report on Form 10-Q)