Form 10-Q
period 2006-09-30
BRISTOL WEST HOLDINGS INC
filed 2006-11-09
CIK 1272957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(954) 316-5200
(Registrant’s telephone number, including area code)

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

At October 31, 2006, the registrant had outstanding an aggregate of 29,514,761 shares of its common stock.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BRISTOL WEST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2006	December 31, 2005

	(in thousands, except share data)

Assets:
Investments:
Fixed maturities available-for-sale (amortized cost $489,242 and $458,175 at September 30, 2006 and December 31, 2005, respectively)	$486,503	$452,872
Equity securities (cost $2,000 at September 30, 2006 and December 31, 2005)	2,000	2,000

Total investments	488,503	454,872
Cash and cash equivalents	41,422	32,399
Accrued investment income	4,857	5,156
Premiums and other receivables (net of allowance for doubtful accounts of $5,622 and $6,758 at September 30, 2006 and December 31, 2005, respectively)	172,036	164,033
Reinsurance recoverables on paid and unpaid losses and loss adjustment expenses	26,489	31,517
Prepaid reinsurance	2,864	21,470
Ceding commission receivable	—	8,671
Deferred policy acquisition costs	49,410	46,283
Property, software and equipment - net	18,806	19,145
Goodwill	101,546	101,546
Other assets	8,147	8,264

Total assets	$914,080	$893,356

Liabilities and Stockholders’ Equity:
Liabilities:
Policy liabilities:
Reserve for losses and loss adjustment expenses	$227,166	$221,445
Unearned premiums	190,626	185,360

Total policy liabilities	417,792	406,805
Reinsurance payables	3,094	30,590
Accounts payable and other liabilities	36,379	41,862
Deferred income taxes	8,832	7,219
Long-term debt, including current portion	100,000	69,925

Total liabilities	566,097	556,401

Commitments and contingent liabilities (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value (15,000,000 shares authorized; 0 shares outstanding at September 30, 2006 and December 31, 2005, respectively)	—	—
Common stock, $0.01 par value (200,000,000 shares authorized; 33,253,839 and 32,819,209 shares issued at September 30, 2006 and December 31, 2005, respectively)	332	328
Additional paid-in capital	233,467	235,308
Retained earnings	169,781	144,609
Deferred compensation on restricted stock	—	(5,763)
Treasury stock at cost (3,706,573 and 2,551,649 shares held at September 30, 2006 and December 31, 2005, respectively)	(53,814)	(34,078)
Stock subscription receivable	(33)	(59)
Accumulated other comprehensive loss	(1,750)	(3,390)

Total stockholders’ equity	347,983	336,955

Total liabilities and stockholders’ equity	$914,080	$893,356

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(in thousands, except per share data)
Revenues:
Net earned premium	$144,220	$142,571	$433,788	$459,566
Net investment income	5,616	4,435	15,681	12,470
Realized (loss) gain on investments, net	(14)	9	29	(17)
Policy service fee revenue	13,607	14,877	40,877	49,155
Other income	1,217	684	2,701	2,110

Total revenues	164,646	162,576	493,076	523,284

Costs and Expenses:
Losses and loss adjustment expenses incurred	96,918	93,410	292,853	304,728
Commissions and other underwriting expenses	38,803	37,236	114,765	118,847
Other operating and general expenses	11,122	10,337	32,389	29,146
Interest expense	1,565	1,069	4,052	3,071
Extinguishment of debt	1,311	—	1,311	—

Total costs and expenses	149,719	142,052	445,370	455,792

Income before income taxes	14,927	20,524	47,706	67,492

Income taxes	5,120	7,440	16,363	24,466

Net Income	$9,807	$13,084	$31,343	$43,026

Net income per common share - Basic	$0.34	$0.43	$1.07	$1.39
Net income per common share - Diluted	$0.32	$0.41	$1.02	$1.33

Dividends declared per common share	$0.07	$0.07	$0.21	$0.19

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30,

	2006	2005

	(in thousands, except share data)
STOCKHOLDERS’ EQUITY:

Common Stock
Balance, beginning of period	$328	$325
Exercise of options and warrants, including tax benefit (127,219 shares--2006; 40,059 shares--2005)	1	—
Shares issued for services (9,722 shares--2006; 13,066 shares--2005)	—	—
Issuance of restricted common stock (297,378 shares--2006; 183,413 shares--2005)	3	2
Shares issued in payment of dividend (311 shares--2006; 123 shares--2005)	—	—

Balance, end of period	332	327

Additional Paid-In Capital
Balance, beginning of period	235,308	231,281
Exercise of options and warrants, including tax benefit (127,219 shares--2006; 40,059 shares--2005)	1,180	348
Shares issued for services (9,722 shares--2006; 13,066 shares--2005)	204	252
Issuance of restricted common stock (297,378 shares - 2006; 183,413 shares--2005)	(3)	3,090
Shares issued in payment of dividend (311 shares--2006; 123 shares--2005)	5	2
Forfeiture of restricted common stock (14,985 shares--2006)	264	—
Amortization of deferred compensation on restricted stock	2,281	—
Tax deficiency on vesting of restricted stock	(9)	—
Reclassification resulting from adoption of accounting principle (SFAS No. 123R)	(5,763)	—

Balance, end of period	233,467	234,973

Retained Earnings
Balance, beginning of period	144,609	97,885
Net income	31,343	43,026
Dividend to common shareholders ($0.21 per share--2006; $0.19 per share--2005)	(6,171)	(5,891)

Balance, end of period	169,781	135,020

Deferred Compensation on Restricted Stock
Balance, beginning of period	(5,763)	(4,723)
Issuance of restricted common stock (183,413 shares--2005)	—	(3,092)
Amortization of deferred compensation on restricted stock	—	1,473
Restricted stock forfeited (3,336 shares--2005)	—	57
Reclassification resulting from adoption of accounting principle (SFAS No. 123R)	5,763	—

Balance, end of period	—	(6,285)

Treasury Stock
Balance, beginning of period	(34,078)	(2,965)
Acquisition of treasury stock (1,139,939 shares--2006; 1,808,723 shares--2005)	(19,472)	(30,000)
Restricted stock forfeited (14,985 shares--2006; 3,336 shares--2005)	(264)	(57)

Balance, end of period	(53,814)	(33,022)

Stock Subscription Receivable
Balance, beginning of period	(59)	(120)
Payment of stock subscriptions receivable	26	52

Balance, end of period	(33)	(68)

Accumulated Other Comprehensive Loss
Balance, beginning of period	(3,390)	640
Unrealized holdings gains (losses) arising during the period	1,610	(2,977)
Reclassification adjustment	30	(144)

Net unrealized gains (losses) on securities	1,640	(3,121)

Balance, end of period	(1,750)	(2,481)

Total Stockholders’ Equity	$347,983	$328,464

COMPREHENSIVE INCOME:

Net income	$31,343	$43,026
Net unrealized gains (losses) on securities	1,640	(3,121)

Comprehensive Income	$32,983	$39,905

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended September 30,

	2006	2005

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,343	$43,026
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of fixed maturity investments	3,112	3,086
Depreciation and amortization	5,488	5,038
Realized loss on disposal of property, software and equipment	58	—
Realized investment (gain) loss	(29)	17
Deferred federal and state income taxes	682	220
Stock based compensation	2,470	1,586
Extinguishment of debt	1,311	—
Changes in assets and liabilities:
Accrued investment income	299	(1,772)
Premiums and other receivables	(8,003)	13,491
Reinsurance receivables	13,699	260,447
Prepaid reinsurance premiums	18,606	86,588
Deferred policy acquisition costs	(3,127)	(18,381)
Losses and loss adjustment expenses	5,721	(808)
Unearned premiums	5,266	(18,108)
Reinsurance payables	(27,496)	(136,306)
Other assets and liabilities	(7,665)	3,215
Tax benefit on exercise of stock options	—	184

Net cash provided by operating activities	41,735	241,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed maturity investments - available-for-sale	(85,421)	(180,096)
Sales and maturities of fixed maturity investments - available-for-sale	52,263	10,785
Acquisition of property, software and equipment	(4,615)	(5,680)

Net cash used in investing activities	(37,773)	(174,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	63	164
Tax benefit on exercise of stock options	694	—
Acquisition of treasury stock	(19,048)	(30,000)
Principal repayment at time of debt extinguishment	(67,975)	—
Principal payments on long-term debt	(1,950)	(2,488)
Proceeds from acquisition of long-term bank debt	100,000	—
Payment of fees and expenses related to the refinancing of long-term debt	(583)	—
Payment of dividends to stockholders	(6,166)	(5,889)
Other	26	52

Net cash provided by (used in) financing activities	5,061	(38,161)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,023	28,371

Cash and cash equivalents, January 1	32,399	11,508

Cash and cash equivalents, September 30	$41,422	$39,879

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share data)

1.       Nature of Operations

          Bristol West Holdings, Inc. (the “Company”) is a property and casualty insurer writing and distributing private passenger automobile insurance.  Given the homogeneity of the product, the regulatory environments in which the Company operates, the type of customer and the method of distribution, the operations of the Company are one segment.  As of September 30, 2006, the Company is licensed in 38 states and the District of Columbia.  The Company consists of a holding company, five statutory insurance companies (Bristol West Casualty Insurance Company, Bristol West Insurance Company, Security National Insurance Company, Coast National Insurance Company, and Bristol West Preferred Insurance Company), agencies and claims servicing companies.  Bristol West Preferred Insurance Company was incorporated on September 7, 2006.  This new company was capitalized with $10,000 and is domiciled in the state of Michigan.

2.       Basis of Presentation

          The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

3.       Recent Accounting Pronouncements

          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”).  This statement defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged only in the initial quarter of an entity’s fiscal year.  The Company is currently evaluating the effect, if any, that this statement will have on its Consolidated Financial Statements.

          In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective.  SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings.  SAB No. 108 is effective for the first annual period ending after November 15, 2006.  The Company does not expect that the adoption of SAB 108 will have a material effect on its Consolidated Financial Statements.

          In June 2006, the FASB issued interpretation of SFAS No. 109, Accounting for Uncertainty in Income Taxes (“FIN 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Adoption of this interpretation is not expected to have a material effect on the Company’s Consolidated Financial Statements.

4.       Stock-based Compensation

Employee Stock Options

          The Company has issued stock options to its employees under two plans:  the 1998 Stock Option Plan for Management and Key Employees (the “1998 Plan”) of Bristol West Holdings, Inc. and its subsidiaries and the 2004 Stock Incentive Plan (the “2004 Plan”) of Bristol West Holdings, Inc. and its subsidiaries.  The options issued under these plans vest ratably over periods of two or five years, or earlier if there is an acceleration event.  Options expire on and are no longer exercisable after the tenth anniversary of the grant date.  The original amount of shares authorized for grant under the 1998 Plan and the 2004 Plan were 2,607,600 and 3,000,000, respectively.  In the aggregate, there were 1,231,487 and 1,062,858 options exercisable under these plans at September 30, 2006 and December 31, 2005, respectively.  The weighted average remaining contractual life of options outstanding under these plans was 2.51 years as of September 30, 2006.

          There were no employee option grants made during the nine months ended September 30, 2006.  Employee stock option activity under both the 1998 Plan and the 2004 Plan for the nine months ended September 30, 2006 is detailed below:

Option shares	Number of Shares	Weighted Average Exercise Price

Outstanding December 31, 2005	1,352,818	$4.77
Exercised during 2006	(16,396)	3.83
Expired during 2006	(757)	10.75

Outstanding September 30, 2006	1,335,665	$4.77

	Options Outstanding			Options Exercisable

Exercise Price	Shares	Weighted Average Price	Remaining Term (in years)	Shares	Weighted Average Price

$3.83	1,180,599	$3.83	1.98	1,125,055	$3.83
$7.67 - $20.91	155,066	11.96	6.58	106,432	11.81

	1,335,665	$4.77	2.51	1,231,487	$4.52

Non-Employee Options and Warrants

          On July 24, 2002, the Company granted options to purchase 521,520 shares of the Company’s common stock with an exercise price of $3.83 per share to Firemark Partners LLC (“Firemark”) in exchange for providing development and implementation assistance to the Company with respect to the Company’s OneStep® software.  These options expire on July 24, 2012.  The Company capitalized $256 of costs related to options to purchase 130,380 of these shares.  The Company calculated the grant date fair value of the options utilizing the Black-Scholes option pricing model and the following assumptions:  dividend yield of 0%, expected volatility of 30%, risk-free interest rate of 4.65% and an average expected life of 10 years.  The vesting of the remaining options to purchase 391,140 shares is subject to the satisfaction of certain performance criteria, which have not yet been met by Firemark.

          On November 21, 2005, Firemark assigned 78,228 of these options (representing 15% of the total 521,520 option shares) to OneShield, Inc. (“OneShield”), the developer of the Company’s OneStep® software and owner of 15% of the equity interest of Firemark.  As of September 30, 2006 and December 31, 2005, OneShield held options to purchase 58,671 shares.

          On March 24, 2006, Firemark exercised options to purchase 110,823 shares of the Company’s common stock.  Firemark used 22,662 of the option shares to settle the exercise price of $424 for these options.  The number of option shares used to settle the exercise price was calculated using the per share market price of the Company’s common stock on the date of exercise of $18.73.  As of September 30, 2006 and December 31, 2005, Firemark held options to purchase 332,469 and 443,292 shares, respectively.

          In addition, Inter-Ocean Reinsurance (Ireland) Limited held warrants to purchase 432,613 shares of the Company’s common stock at September 30, 2006 and December 31, 2005.  These warrants have an exercise price of $3.83 per share and expire on July 1, 2016.

Restricted Shares

          The Company began issuing restricted stock awards to employees and directors in 2004 pursuant to the 2004 Plan.  The outstanding restricted stock awards were issued as time-based awards, which vest upon the lapse of a period of time, provided that the holder continues to be an employee or director, as appropriate, on the vesting date.  These awards typically vest in two or five years, or earlier if there is an acceleration event.  The restricted stock awards are expensed pro rata over the vesting period based on the grant date fair value of the awards under SFAS No. 123R.

          A summary of all employee and director restricted stock activity for the nine months ended September 30, 2006 follows:

Shares outstanding, December 31, 2005	475,241
Shares granted	297,378
Shares forfeited	(14,985)
Shares vested	(15,218)

Shares outstanding, September 30, 2006	742,416

Recent Accounting Pronouncements

          Effective January 1, 2006, the Company adopted FASB SFAS No. 123, Share-Based Payments (revised 2004), (“SFAS No. 123R”).  Among its provisions, SFAS No. 123R requires the Company to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value.  Prior to the adoption of SFAS No. 123R, the Company utilized the intrinsic-value based method of accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations.  Accordingly, compensation cost for the stock options awarded was measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee was required to pay to acquire the stock.

          The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method.  This transition method applies to new awards and awards modified, repurchased, or cancelled after the effective date of this statement.  The Company recognized compensation costs of $10 after taxes during the nine months ended September 30, 2006, based on the grant date fair value of its unvested awards and the remaining requisite service period.  Results for prior periods have not been restated as provided for under the modified prospective approach.  For equity awards granted after the date of adoption, the Company amortizes share-based compensation expense on a straight-line basis over the vesting term.

          The Company receives a tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the stock price at the time of exercise over the exercise price of the options.  Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the Consolidated Statements of Cash Flows.  SFAS No. 123R requires the benefits of tax deductions in excess of the grant-date fair value for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis.  Accordingly, the Company recognized tax benefits on the exercise of stock options within the Consolidated Statements of Cash Flows as a financing cash inflow of $694 for the nine months ended September 30, 2006 and as an operating cash inflow of $184 for the nine months ended September 30, 2005.

          The following table shows the effect on net income and earnings per share for the three and nine months ended September 30, 2005 had compensation expense been recognized based upon the estimated grant date fair value of the awards, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income as reported	$13,084	$43,026

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(30)	(180)

Pro forma net income	$13,054	$42,846

Net income per share

Basic—As reported	$0.43	$1.39
Basic—Pro forma	$0.43	$1.39

Diluted—As reported	$0.41	$1.33
Diluted—Pro forma	$0.41	$1.32

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

          On July 31, 2006, the Company completed a refinancing of the credit facility represented by the Bank Agreement and increased the amount of the term loan facility.  The new secured credit facility (“Senior Credit Facility”) consists of: (1) a $100,000 term loan and (2) a $25,000 revolving credit facility, which includes up to $15,000 of letters of credit.  The Senior Credit Facility may be prepaid at any time and is scheduled to expire on July 31, 2011.  Borrowings under the Senior Credit Facility bear interest based either upon (1) LIBOR plus an applicable margin ranging from 0.750% to 1.750% based on the then existing ratio of our consolidated total debt to our consolidated total capitalization, as defined in the Senior Credit Facility, or (2) the greater of (a) the applicable prime rate and (b) the Federal funds rate for Federal Reserve System overnight borrowing transactions plus 0.5%, plus an applicable margin ranging from 0.000% to 0.50% based on the then existing ratio of our consolidated total debt to our consolidated total capitalization.  The Company also pays a commitment fee on the unused portion of the revolving credit facility.  The Senior Credit Facility is secured by guarantees by, and a pledge of stock of, certain of the Company’s subsidiaries.  The Senior Credit Facility requires compliance with certain financial loan covenants.  As of, and for the twelve-month period ended September 30, 2006, we were in compliance with all such covenants.

          The amount of debt outstanding at September 30, 2006 and December 31, 2005 was $100,000 and $69,925, respectively.  The Company had no borrowings on the revolving credit line at September 30, 2006 and December 31, 2005.

          On July 31, 2006, contemporaneously with the execution and delivery of the Senior Credit Facility, the Company terminated the Bank Agreement and paid the principal and all accrued interest and fees.  The Company incurred no early termination penalties in connection with the termination of the Bank Agreement.  In connection with the prepayment of the refinanced debt, the Company incurred a non-recurring non-cash pre-tax charge of $1,311 during the three months ended September 30, 2006 related to the write-off of the unamortized portion of the deferred financing costs.

6.       Net Income per Share

          The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net income applicable to common stockholders	$9,807	$13,084	$31,343	$43,026

Weighted average common shares - basic	28,928,833	30,314,772	29,319,173	30,930,716
Effect of dilutive securities:
Options	1,082,830	1,141,633	1,109,958	1,153,642
Restricted stock	178,317	112,580	191,575	75,747
Warrants	210,126	214,995	218,133	214,960

Weighted average common shares - dilutive	30,400,106	31,783,980	30,838,839	32,375,065

Basic Earnings Per Share	$0.34	$0.43	$1.07	$1.39

Diluted Earnings Per Share	$0.32	$0.41	$1.02	$1.33

7.       Commitments and Contingencies

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

          The Company accounts for such activity through the establishment of unpaid claim and claim adjustment expense reserves.  The Company believes the current assumptions and other considerations the Company uses to estimate its potential liability for litigation are appropriate.  While it is not possible to know with certainty the ultimate outcome of these claims or lawsuits, the Company believes it has adequately reserved for its existing known litigation and that such litigation will not have a material effect on its future financial condition, results of operations, or cash flow.  In view of the uncertainties regarding the outcome of these claims or lawsuits, as well as the tax-deductibility of related payments, it is possible that the ultimate cost to the Company of these claims or lawsuits could exceed the reserves established by amounts that would have a material adverse effect on the Company’s future financial condition or results of operations in a particular quarter or year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the SEC on May 10, 2006 (the “First Quarter 2006 Form 10-Q”), and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the SEC on August 9, 2006 (the “Second Quarter 2006 Form 10-Q”) and our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 14, 2006 (the “Fiscal 2005 Form 10-K”), as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that is part of our Fiscal 2005 Form 10-K, our First Quarter 2006 Form 10-Q and our Second Quarter 2006 Form 10-Q.  When this report uses the words “we,” “us,” and “our,” these words refer to Bristol West Holdings, Inc. and its subsidiaries, unless the context otherwise requires.

Overview

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

Products and Services

          We continuously monitor the profitability of our business at a highly detailed level.  We seek rate changes based on indicated profitability related to our targets.  We believe we can continue to improve our product structure by filing class plan changes that lower rates for certain market segments that produce favorable results relative to our average in a given state and raise rates for other poorer performing segments.  We have modified rates 47 times thus far in 2006.  Thirteen of such modifications were increases, 14 were revenue neutral, 13 were decreases, and 7 were new product introductions.  The overall effect of these modifications was to increase our overall rates by 0.7%.

          In the aggregate, we utilized point-of-sale underwriting to process over 99% of our new business applications in the first three quarters of 2006.  We have fully deployed OneStep®, our browser-based point-of-sale underwriting system, in South Carolina, California, Ohio, Texas, Mississippi, Tennessee, Florida, Indiana, Pennsylvania, and Michigan for both new business and endorsements.  Also, we have deployed OneStep for new business in Wisconsin, and we are in the process of deploying it in Arizona.  We have deployed OneStep Raptor®, our client-server point-of-sale underwriting system, in all but three of our other states.

          We are in the process of rolling out a new more segmented point-of-sale product called Select 2.0.  We designed this product to be broadly competitive.  We used advanced statistical techniques to create a new rating algorithm for this latest version of our Select product.  Additionally, we are employing our own proprietary credit model and vehicle symbol set in the rating process.  During the third quarter of 2006, we launched the Select 2.0 product in Florida, South Carolina, and Wisconsin.  As of September 30, 2006, we have introduced our Select 2.0 product in six states, and preliminary results indicate it has been well received.  In the six states in which we deployed the product, our aggregate written premium for the third quarter of 2006 increased 35% to $49.4 million compared to $36.5 million for the same period of 2005.  During October 2006, we launched Select 2.0 in Pennsylvania and Michigan.  Additionally, we plan to launch the product in Indiana, Kentucky, Maine, Mississippi, and New Hampshire by year-end.  By mid-2007, we expect to have introduced Select 2.0 in 19 of the 21 states in which we operated as of September 30, 2006.  We cannot deploy Select 2.0 in California because of regulatory constraints.  In Georgia, we believe that it will take longer to obtain regulatory approval.  We are satisfied with this product’s performance to date.  We will continue to closely monitor its performance and take corrective actions, as warranted.

Distribution and Marketing

          Increasing the number of producers with which we do business is one important aspect of our growth strategy.  We attempt to target producers in geographic areas where we are under-represented and where we believe we can write profitable business.  During the third quarter of 2006, we increased our total number of producers to 8,701 and our total number of producer locations to 11,674.  This compares to 7,281 producers and 9,794 producer locations as of September 30, 2005, and approximately 7,720 producers and 10,360 producer locations as of December 31, 2005.  The following table displays our producer representation in our top five states and in all of our other states collectively as of September 30, 2006 and September 30, 2005.

	Producers		Producer Locations

State	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

California	1,502	1,051	2,301	1,828
Florida	1,444	1,222	1,752	1,497
Michigan	630	567	912	763
Texas	860	782	1,386	1,238
South Carolina	385	362	434	405
All Other	3,880	3,297	4,889	4,063

Totals	8,701	7,281	11,674	9,794

Policies-in-Force

          The number of policies in force is a significant driver of our gross earned premium.  The table below shows our average number of policies in force and gross earned premium for the three and nine months ended September 30, 2006 and 2005.

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change

	2006	2005		2006	2005

	(in thousands)			(in thousands)

Average number of policies in force	400.0	435.4	-8.1%	405.9	456.7	-11.1%

Gross earned premium	$146,617	$158,388	-7.4%	$441,171	$494,365	-10.8%

          For the third quarter of 2006, the average number of policies in force decreased by 8% compared to the same quarter of 2005, while gross earned premium decreased by 7%.  At September 30, 2006, we had approximately 395,000 policies in force, a decrease of 8% compared to approximately 430,000 at September 30, 2005 and a decrease of 3% compared to approximately 406,000 at December 31, 2005.

          Average daily new business production in the third quarter of 2006 grew by 3% compared to the third quarter of 2005, driven by an 11% increase in September 2006 compared to September 2005.  For the month of October 2006, we continued to see growth in average daily new business production, which increased 21% compared to October 2005 and 16% compared to the nine months ended September 30, 2006.  Growth in new business is one component of gross written premium; other components include renewal premium, rewrite premium, and endorsement premium, which increase our written premium, as well as cancellations and non-renewals, which reduce our written premium.  The performance of these other components relative to prior periods, known as persistency, has a significant impact on our written and earned premium.  In addition, new business production is a policy count metric, and average premium per poli cy also plays a large role in determining gross written premium.  As an example, in California, we write predominantly twelve-month policies, which have twice the average premium of a six-month policy.  An increase in twelve-month policies, or any higher average premium policy would increase gross written premium, and a move to six-month polices, that we predominantly write in states other than California, would all other things being equal, depress gross written premium.

          We continue to emphasize productivity and efficiency by closely managing our staffing levels in relation to volume in our claims and policy service divisions.  At September 30, 2006, our staff count was 1,164 compared to 1,203 at September 30, 2005 and 1,213 at December 31, 2005.  We employ various metrics to evaluate service performance, so that we may ensure that service levels are meeting or exceeding our benchmarks.

Operating Results – Key States

          Market conditions in the states in which we operate are competitive to varying degrees.  We monitor the rate and underwriting activity of the other market participants in each state in which we do business.  During the third quarter of 2006, we tracked 385 rate revisions by companies we monitor as detailed in the table below.

	Three months ended September 30, 2006

State	Increases	Decreases	Revenue-neutral	Total

California	1	1	37	39
Florida	21	7	44	72
Michigan	3	10	11	24
Texas	5	5	5	15
South Carolina	—	—	4	4
All Other	43	55	133	231

Total Rate Changes	73	78	234	385

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

          One of our objectives is to increase our geographic diversification over time.  Although California continues to be our largest state, our mix of premium writings has become more geographically diverse.  For the third quarter of 2006, we derived 38% of our gross written premium from California, down from 44% for the third quarter of 2005.  California, Florida and Michigan collectively accounted for 68% of our gross written premium for the third quarter of 2006, down from 74% for the third quarter of 2005.  We also look to enter new large non-standard markets with favorable regulatory environments.

          Gross written premium by state and in the aggregate before and after the change in the provision for cancellations for the three and nine months ended September 30, 2006 and 2005 is presented below (see “Three Months and Nine Months Ended September 30, 2006 Compared to Three Months and Nine Months Ended September 30, 2005 – Revenues – Gross Written Premium” below).

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change

State	2006	2005		2006	2005

California	$55.7	$64.1	-13.1%	$184.6	$219.9	-16.1%
Florida	26.9	21.9	22.8%	74.9	69.9	7.2%
Michigan	17.1	21.1	-19.0%	54.2	63.9	-15.2%
Texas	10.0	5.7	75.4%	22.0	17.5	25.7%
South Carolina	6.7	5.3	26.4%	18.7	15.3	22.2%
Pennsylvania	6.0	4.6	30.4%	19.1	12.1	57.9%
Colorado	3.4	2.2	54.5%	8.2	5.7	43.9%
New Hampshire	3.3	3.8	-13.2%	10.7	11.8	-9.3%
Maine	3.1	3.7	-16.2%	9.4	10.8	-13.0%
Virginia	2.6	2.2	18.2%	8.6	6.9	24.6%
All Other (includes 11 states)	11.2	9.6	16.7%	34.1	30.3	12.5%

Gross written premium, before change in expected policy cancellation provision	$146.0	$144.2	1.2%	$444.5	$464.1	-4.2%

Change in expected policy cancellation provision	0.1	3.9	n/m	1.9	12.2	n/m

Gross written premium	$146.1	$148.1	-1.4%	$446.4	$476.3	-6.3%

          In California, our gross written premium for the three and nine months ended September 30, 2006 declined 13% and 16%, respectively, compared to the same periods of 2005.  In our other states, our gross written premium grew by 13% in the aggregate during the three months ended September 30, 2006 and by 6% in the aggregate during the nine months ended September 30, 2006 compared to the same periods of 2005.  New business production increased by 3% for the third quarter of 2006 compared to the third quarter of 2005.  For the same period, new business production declined 14% in California and grew by an aggregate 14% for all of the other states.  Changes in gross written premium, as detailed above, vary significantly by state and are influenced by a variety of factors, including competitive conditions and regulatory environments within each state, our strategies with respect to product pricing, and changes in the number and location of producers.

          Our gross written premium in California for the third quarter of 2006 declined by $8.4 million to $55.7 million from $64.1 million in the third quarter of 2005, as a result of continued competitive market conditions in that state.  While our competitors’ rates, as filed, remain stable, some have relaxed underwriting standards by not verifying miles driven, driving experience, or other underwriting information, which can significantly affect policy premiums.  This practice has resulted in lower policy premiums for some drivers, making it more difficult for companies not engaging in such practices to attract new customers and retain those that seek alternative quotes at renewal.  While some of our competitors have relaxed underwriting standards, we have not observed increased relaxation of such standards during the third quarter of 2006.  We have not relaxed our underwriting standards and do not intend to do so in the future.

          In Florida, our second largest state, gross written premium for the third quarter of 2006 grew by $5.0 million, or 23%, to $26.9 million compared to $21.9 million for the third quarter of 2005.  On August 1, 2006, we launched our Select 2.0 product in Florida (see “Overview – Products and Services” above).  We attribute much of the premium growth in Florida during the third quarter of 2006 to the introduction of this new product.  We experienced a 68% increase in new business in Florida during the first 30 days since the introduction of Select 2.0 compared to the immediately preceding 30 days.  Most agents in Florida use third party software that compares rates and, as a result, our new program became available very broadly and very quickly.

          We continue to observe signs that the rates in the Florida market are firming.  As detailed in the table above, these revisions continue the trend of rate increases outnumbering rate decreases among competitors’ rate filings that we noted during the fourth quarter of 2005 and the first and second quarters of 2006.  The high number of rate filings in the quarter was partially compliance driven, as a result of the Florida Office of Insurance Regulation’s recent proposed rules that would make it more difficult for insurers to use credit as a rating variable (see “Overview – Regulatory Matters” below).

          In Michigan, our third largest state, gross written premium for the third quarter of 2006 declined by $4.0 million to $17.1 million from $21.1 million for the third quarter of 2005.  We attribute this decline in volume principally to rate increases that we implemented in January and April 2006 in response to increasing severity of personal injury protection (“PIP”) claims in Michigan.

          In Texas, our gross written premium for the third quarter of 2006 grew by $4.3 million to $10.0 million from $5.7 million for the third quarter of 2005.  In June 2006, we introduced our Select 2.0 product in Texas (see “Overview – Products and Services” above).  The new product has been well received, as evidenced by the premium growth during the third quarter of 2006.

          In South Carolina, our gross written premium for the third quarter of 2006 grew by $1.4 million to $6.7 million from $5.3 million for the third quarter of 2005, an increase of 26%. We introduced our Select 2.0 product in South Carolina in September 2006 (see “Overview – Products and Services” above).  Since we introduced the product, we have seen an increase in the growth rate of our premium writings in the state.

Regulatory Matters

California

          Rating Factors Regulations.  The California Office of Administrative Law has approved regulations proposed by the California Department of Insurance that require a rate filing and change the weighting of rating factors for private passenger auto insurance.  These regulations effectively reduce the influence of territory on premium rates.  Specifically, the influence of territory is now required to be less than any of the three mandatory factors (which are driving safety record, annual mileage and years of driving experience) on an individual basis.  The new regulations require that all private passenger automobile insurance companies in California submit annual class plan filings to achieve full compliance at any time before mid-July 2008.  The regulation requires an initial class plan filing, due during the third quarter of 2006, to correct at least 15% of the rating factor weight non-compliance.

          To date, attempts to block the implementation of these regulations have not been successful.  A lawsuit was filed challenging the legality of these regulations and seeking a preliminary injunction to prevent their implementation.  The trial court denied the request for a preliminary injunction, and therefore the regulations became operative during the third quarter of 2006.  The lawsuit challenging the legality of these regulations is still pending.

          We and other automobile insurance companies in California submitted the required rate and class plan filings by the end of September or early October 2006.  We filed for a 2.6% rate decrease in our Basic program, and a 0.1% rate decrease in our Prima program.  Most, but not all, of our significant competitors have rate and class plan filings that are of public record and available on the Department of Insurance’s website.  The weighted average filed rate change for companies who sell through independent agents and brokers, and whose filings are available on the California Department of Insurance’s website, is a 0.1% increase.  If the filings are approved, we expect to see our competitive position improve in terms of rates and expect to suffer a modest amount of margin compression.

          Policy Cancellation Notice Regulations.  In 2004, the California legislature passed and the governor approved legislation, Senate Bill 1500 (“SB 1500”), that requires insurers to electronically notify the California Department of Motor Vehicles (“California DMV”) if automobile insurance polices are cancelled.  SB 1500 also requires the California DMV to suspend vehicle registrations within a specified period of time after receiving evidence of cancellation.  Insurance companies have been required to electronically report insurance status information since January 1, 2006.  As of July 1, 2006, law enforcement and court personnel have access to California DMV records to verify current insurance.  Effective, October 1, 2006, the California DMV began enforcing the vehicle registration suspension requirements of SB 1500.  During October 2006, we saw a modest increase of 8% in new business.

          Annual Mileage Verification Regulations.  In addition, the California Department of Insurance has proposed a regulation that would require all auto insurers to implement procedures to verify annual mileage driven.   Without such a regulation, failure to verify this underwriting information can have the effect of lowering premiums charged.

Florida

          The Florida Office of Insurance Regulation (the “FOIR”) has proposed a rule that makes it more difficult for insurers to use credit as a rating variable.  The rule details the information that an insurer must submit to the FOIR regarding their use of credit reports and credit scores.  The rule also requires insurers to demonstrate that their use of credit reports and credit scores does not unfairly discriminate against insureds because of their race, color, religion, marital status, age, gender, income, national origin, or place of residence.  We are monitoring an administrative challenge to the legality of this proposed rule change.  A hearing before an Administrative Law Judge was held in August 2006, but no ruling has been rendered yet.

Michigan

          In October 2005, the Michigan governor proposed legislation that would decrease automobile insurance rates by 20% and change existing law to make it easier for claimants to file tort claims.  The Michigan legislature has not yet considered the proposed legislation.  In addition, in March 2005, the Michigan Office of Financial and Insurance Services (“Michigan OFIS”) adopted rules eliminating the use of credit as a rating variable and requiring insurers to reduce their base rates by the amount of the rate attributable to credit as a rating variable.  In April 2005, a Michigan Circuit Court judge ruled that these Michigan OFIS rules were unenforceable.  The Michigan OFIS has appealed the ruling and the case was argued in October 2006 in the Michigan Court of Appeals.

General

          At this time, we cannot determine the impact of the regulatory and legal developments in California on the insurance industry and our competitive position.   As described above, it is too early to ascertain if the legal initiatives in Florida and Michigan will result in a change in the laws or regulations in those states, and, if so, what impact such changes might have on the insurance industry and our business.

Reinsurance

          We have not purchased any voluntary reinsurance for 2006.  However, we continue to cede premium to the Michigan Catastrophic Claims Association (“MCCA”), a mandatory facility that provides excess of loss coverage for personal injury protection in Michigan.  Earned premium ceded to the MCCA was $2.4 million for the third quarter of both 2006 and 2005.

Results of Operations

Selected Financial Data

          The table below provides summary financial and operating data as of the dates or for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Statement of Operations Data:
Revenues:
Net earned premium	$144,220	$142,571	$433,788	$459,566
Net investment income	5,616	4,435	15,681	12,470
Realized (loss) gain on investments, net	(14)	9	29	(17)
Policy service fee revenue	13,607	14,877	40,877	49,155
Other income	1,217	684	2,701	2,110

Total revenues	164,646	162,576	493,076	523,284

Cost and Expenses:
Losses and loss adjustment expenses incurred	96,918	93,410	292,853	304,728
Commissions and other underwriting expenses	38,803	37,236	114,765	118,847
Other operating and general expenses (a)	11,122	10,337	32,389	29,146
Interest expense	1,565	1,069	4,052	3,071
Extinguishment of debt	1,311	—	1,311	—

Total costs and expenses	149,719	142,052	445,370	455,792

Income before income taxes	14,927	20,524	47,706	67,492

Income taxes	5,120	7,440	16,363	24,466

Net income	$9,807	$13,084	$31,343	$43,026

Operating Data:
Gross written premium	$146,063	$148,127	$446,437	$476,257
Net written premium	143,801	130,908	457,660	528,045
Gross earned premium	146,617	158,388	441,171	494,365

Per Share Data:
Earnings per share - basic	$0.34	$0.43	$1.07	$1.39
Earnings per share - diluted	$0.32	$0.41	$1.02	$1.33

Ratios:
Loss ratio	67.2%	65.5%	67.5%	66.3%
Expense ratio (a)	24.3%	22.5%	23.9%	21.0%

Combined ratio	91.5%	88.0%	91.4%	87.3%

	September 30, 2006	December 31, 2005

Balance Sheet Data:
Cash and investments	$529,925	$487,271
Total assets	914,080	893,356
Unpaid losses and loss adjustment expenses	227,166	221,445
Long-term debt, including current portion	100,000	69,925
Total liabilities	566,097	556,401
Stockholders’ equity	347,983	336,955

Book value per share	$11.78	$11.13

(a) Per SEC Staff Accounting Bulletin 107, Topic 14.F, “Classification of Compensation Expense Associated with Share-Based Payment Arrangements,” stock-based compensation expense should be presented in the same lines as cash compensation.  As such, stock-based compensation is no longer presented separately, and our expense ratio now includes this expense item.  Prior period amounts have been reclassified to conform to the 2006 presentation.

Three Months and Nine Months Ended September 30, 2006 compared to Three Months and Nine Months Ended September 30, 2005

Overview of Operating Results

          Net income for the three months ended September 30, 2006 was $9.8 million compared to $13.1 million for the three months ended September 30, 2005, a decrease of 25%.  During the most recent quarter, we incurred a non-recurring non-cash pre-tax charge of $1.3 million due to the write-off of the unamortized portion of the deferred financing costs related to the term debt we repaid when we refinanced our credit facility on July 31, 2006.  During the quarter ended September 30, 2005, we incurred pre-tax losses of $300,000 related to Hurricanes Katrina and Rita, as well as pre-tax expenses of $1.3 million associated with responding to regulatory inquiries concerning our reinsurance agreements.  Net income, excluding the after-tax effect of these items in both periods, was $10.7 million for the quarter ended September 30, 2006 compared to $14.1 million for the quarter ended September 30, 2005.

          Net income for the nine months ended September 30, 2006 was $31.3 million compared to $43.0 million for the nine months ended September 30, 2005, a decrease of 27%.  During the nine months ended September 30, 2006, we incurred the aforementioned $1.3 million pre-tax charge associated with the refinancing of our credit facility, in addition to pre-tax losses of $430,000 due to an extra-contractual verdict in California, $375,000 from hail storms in the Midwest, and $168,000 of adverse development on Hurricane Wilma losses.  During the nine months ended September 30, 2005, we incurred pre-tax losses of $300,000 related to Hurricanes Katrina and Rita, as well as $2.3 million of pre-tax expenses due to the regulatory inquiries concerning our reinsurance agreements.  Net income, excluding the after-tax effect of these items in both periods, was $32.8 million for the nine months ended September 30, 2006 compared to $44.7 million for the nine months ended September 30, 2005.

          The following table summarizes the after-tax amounts of the items detailed above that impacted our net income for the three and nine months ended September 30, 2006 and 2005.

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

	(in thousands)		(in thousands)

Refinancing of credit facility, net of related tax effects	$861	—	$861	—
Loss due to extra-contractual verdict in California, net of related tax effects	—	—	283	—
Loss due to hail storms in the Midwest, net of related tax effects	—	—	246	—
Hurricane losses, net of related tax effects	—	191	110	191
Expenses associated with regulatory inquiries, net of related tax effects	—	843	—	1,439

Total, net of related tax effects	$861	$1,034	$1,500	$1,630

Revenues

          The following table shows gross, ceded, and net written and earned premium for the three and nine months ended September 30, 2006 and 2005.

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006		2005

	(dollars in thousands)		(dollars in thousands)

Gross written premium	$146,063	$148,127	$446,437		$476,257

Ceded written premium:
Other reinsurance	2,262	17,219	7,064		54,522
Effect of reinsurance commutation	—	—	(18,287	)(1)	(106,310	)(2)

Total ceded written premium	2,262	17,219	(11,223)		(51,788)

Net Written Premium	$143,801	$130,908	$457,660		$528,045

% Ceded, excluding effect of reinsurance commutation	1.5%	11.6%	1.6%		11.4%

Gross Earned Premium	$146,617	$158,388	$441,171		$494,365
Ceded Earned Premium	2,397	15,817	7,383		34,799

Net Earned Premium	$144,220	$142,571	$433,788		$459,566

% Ceded	1.6%	10.0%	1.7%		7.0%

(1) Amount represents the unearned premium previously ceded under our 2005 quota share resinsurance agreement, which we received as a result of the termination and commutation of this agreement.

(2) Amount represents the unearned premium previously ceded under our 2002-2004 quota share reinsurance agreement, which we received as a result of the termination and commutation of this agreement.

          Gross Written Premium.  Gross written premium was $146.1 million for the three months ended September 30, 2006 compared to $148.1 million for the same period of 2005, a decline of 1%.  For the nine months ended September 30, 2006, gross written premium was $446.4 million compared to $476.3 million for the same period of 2005, a decline of 6%.  The decline in gross written premium emanated primarily from California and Michigan where written premium fell by a combined $12.4 million and $45.0 million, respectively, for the three and nine months ended September 30, 2006 compared to the corresponding periods of 2005.  Our gross written premium in the other states in which we do business was higher in the aggregate by 24% for the quarter ended September 30, 2006 compared to the same quarter of 2005.  For the nine months ended September 30, 2006, our gross written premiums outside of California and Michigan were 14% higher than in the nine months ended September 30, 2005.  For a detailed discussion of market conditions, see “Overview - Operating Results – Key States.”

          We provide for expected policy cancellations in order to adjust written premium to amounts we expect to ultimately collect and earn.  Because the cancellation provision adjusts our unearned premium for amounts we expect will not be collected, the changes in the provision are impacted by both the rate of cancellations and the size of the unearned premium reserve.  For the three months ended September 30, 2006, we reduced the provision for expected policy cancellations by $0.1 million, which added less than 1% to our reported gross written premium for the quarter.  For the same period of 2005, we reduced the provision by $3.9 million, principally because our unearned premium declined during the quarter.  The rate of expected cancellation declined to 22.8% as of September 30, 2005 compared to 23.1% as of June 30, 2005, which had a lesser effect on the change in the provision.  Cancellation experience has continued to improve.  The expected cancellation rate was 20.6% as of September 30, 2006.  For the nine months ended September 30, 2006, we reduced the provision by $1.9 million, which represented less than 1% of our reported gross written premium for the nine-month period.  For the nine months ended September 30, 2005, we reduced the provision by $12.2 million, which added 3% to our reported gross written premium for the nine-month period.

          Net Written Premium.  Net written premium for the three months ended September 30, 2006 was $143.8 million compared to $130.9 million for the same period of 2005, an increase of 10%.  Net written premium for the three months ended September 30, 2005 included a reduction of $14.4 million for premium ceded pursuant to a 10% quota share reinsurance agreement we had in place during that time.  We had no similar agreement in 2006.  We ceded premium to the MCCA in both periods, the amount and impact of which were not material to the change in net written premium for the third quarter of 2006 compared to the third quarter of 2005.

          For the nine months ended September 30, 2006, net written premium decreased to $457.7 million compared to $528.0 million for the comparable period of 2005, a decline of $70.3 million.  The decrease resulted primarily from the termination of quota share reinsurance agreements during the first quarters of both 2006 and 2005.  Upon termination of the reinsurance agreements, we “recaptured” the previously ceded unearned premium, which added to our net written premium.  We recaptured $18.3 million in the first quarter of 2006 compared to $106.3 million in the first quarter of 2005, a decrease of $88.0 million.  Our net written premium, exclusive of the effect of these terminations, was $439.4 million for the first nine months of 2006 compared to $421.7 million for the first nine months of 2005.  Net written premium for the nine months ended September 30, 2005 was reduced by $46.8 mi llion ceded premium pursuant to a 10% quota share reinsurance agreement in place during that time.  We had no similar agreement in 2006.

          Net Earned Premium.  Net earned premium for the three months ended September 30, 2006 was $144.2 million compared to $142.6 million for the corresponding period of 2005, an increase of $1.6 million.  Net earned premium for the three months ended September 30, 2005 included a reduction of $13.4 million for premium ceded pursuant to a 10% quota share reinsurance agreement.  We had no similar agreement in 2006.  Net earned premium, excluding the effect of the 2005 quota share reinsurance, decreased by $11.8 million, or 8%, for the third quarter of 2006 compared to the third quarter of 2005.

          Net earned premium for the nine months ended September 30, 2006 was $433.8 million compared to $459.6 for the same period of 2005, a decrease of $25.8 million, or 6%.  Net earned premium for the nine months ended September 30, 2005 included a reduction of $28.0 million for premium ceded pursuant to a 10% quota share reinsurance agreement.  We had no similar agreement in 2006.  Net earned premium, excluding the effect of the 2005 quota share reinsurance, decreased by $53.8 million, or 11%, for the first nine months of 2006 compared to the first nine months of 2005.

          These declines in net earned premium exclusive of the impact of the elimination of the quota share reinsurance resulted from declines in gross earned premium of 7% and 11% for the three and nine months ended September 30, 2006 compared to the corresponding periods of 2005.

          Net Investment Income.  Net investment income for the three months ended September 30, 2006 increased by 27% to $5.6 million compared to $4.4 million for the same period of 2005.  Net investment income for the nine months ended September 30, 2006 increased by 26% to $15.7 million compared to $12.5 million for the same period of 2005.  The tax equivalent book yield of our fixed maturity portfolio increased to 4.88% at September 30, 2006 from 4.39% at September 30, 2005.  For the three-month period, the increase in net investment income was primarily due to a higher investment portfolio yield.  For the nine-month period, approximately $2.0 million of the increase in net investment income was due to the larger size of the investment portfolio, and approximately $1.2 million related to a higher investment portfolio yield.

          Policy Service Fee Revenue.  Policy service fee revenue was $13.6 million for the three months ended September 30, 2006 compared to $14.9 million for the same period of 2005, a decrease of $1.3 million, or 9%.  For the nine months ended September 30, 2006, policy service fee revenue was $40.9 million compared to $49.2 million for the same period of 2005, a decline of $8.3 million, or 17%.  Policy fee income generally correlates with gross earned premium.  Gross earned premium was lower by 7% and 11% for the three and nine months ended September 30, 2006, respectively.  Our fee income as a percentage of gross earned premium has declined to 9.3% for the three and nine months ended September 30, 2006 from 9.4% and 9.9%, respectively, for the three and nine months ended September 30, 2005.  The decline is mostly attributable to declines in our California business, where our fees are higher than for the rest of our business on average, and in our installment fees.  In the third quarter of 2006, increased business in Texas, where our fees are relatively higher than for our business on average, augmented fee income.  A greater percentage of our customers are signing up for electronic funds transfer (“EFT”) payment plans, on which we charge lower installment fees.  The EFT business is more persistent, produces lower losses and is less expensive to administer.  The portion of our policyholders who utilize EFT increased to 17% for the third quarter of 2006 compared to 7% for the third quarter of 2005.

Costs and Expenses

          Losses and Loss Adjustment Expenses.  Net losses and loss adjustment expenses (“LAE”) incurred for the three months ended September 30, 2006 were $96.9 million compared to $93.4 million for the same period of 2005.  Net losses and LAE incurred for the nine months ended September 30, 2006 were $292.9 million compared to $304.7 million for the same period in 2005.

          The following table displays our net incurred losses and LAE related to the current accident year (losses and LAE occurring in the current fiscal year) and prior accident years (losses and LAE recognized in the current fiscal year related to accidents which took place in a prior fiscal year).

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

	(dollars in thousands)		(dollars in thousands)

Losses and LAE incurred - current accident year	$95,823	$93,336	$291,003	$304,792
Losses and LAE incurred - prior accident years	1,095	74	1,850	(64)

Total losses and LAE incurred	$96,918	$93,410	$292,853	$304,728

Loss ratio - current accident year	66.4%	65.5%	67.1%	66.3%
Loss ratio - prior accident years	0.8%	0.0%	0.4%	0.0%

Total loss ratio	67.2%	65.5%	67.5%	66.3%

          Our loss ratio was 67.2% for the three months ended September 30, 2006 compared to 65.5% for the comparable quarter of 2005, an increase of 1.7 points.  Approximately 0.8 points of this increase resulted from $1.1 million of adverse development on loss and LAE reserves compared to $0.1 million for the same period of 2005.  Loss development occurs when reserves for losses and LAE established for prior accident years prove to be redundant or inadequate, and management adjusts those reserves to reflect the updated estimate of the ultimate losses and LAE related to such accident years.  We record a charge or benefit to income in the period in which we make the adjustment.  In the third quarter of 2006, we increased our estimate of losses for prior years for our Michigan PIP business by $1.0 million, driven by greater than anticipated average claim severity.

          Our loss ratio was 67.5% for the nine months ended September 30, 2006 compared to 66.3% for the corresponding period of 2005, an increase of 1.2 points.  Adverse development on loss and LAE reserves for the nine months ended September 30, 2006 was $1.9 million, which added 0.4 points to our reported loss ratio.  The adverse development was primarily due to the change in Michigan PIP estimates noted above, an increase of $0.2 million for Hurricane Wilma claims, and an increase in one claim involving an extra-contractual obligation in the amount of $0.4 million.

          For both the three and nine month periods in 2006, the current accident year loss ratio has increased.  This increase is principally attributable to an increase in our claims adjustment expense ratio.  The claims adjustment expense ratio has increased as premium volume has declined because a portion of our claims department’s costs are fixed or semi-fixed and cannot be adjusted immediately in response to changes in volume.

          Commissions and Other Underwriting Expenses.  Commissions and other underwriting expenses for the three months ended September 30, 2006 were $38.8 million compared to $37.2 million for the same period of 2005, an increase of 4%.  Commissions and other underwriting expenses vary with production.  The ratio of gross commission expense to gross earned premium was 15.0% for the three months ended September 30, 2006 compared to 14.8% for the same period of 2005, while the premium tax rate was little changed for the three months ended September 30, 2006 compared to the same period of 2005.  Similarly, the ratio of other underwriting expenses to gross earned premium was little changed for the three months ended September 30, 2006 compared to the corresponding period of 2005.  For the nine months ended September 30, 2006, commission and other underwriting expenses were $114.8 million compared to $118.8 million for the same period of 2005.  Most of this decrease is attributable to the decline in net earned premium for nine months ended September 30, 2006 compared to the corresponding period of 2005.

          The following table provides detail of our commissions and other underwriting expenses before and after the impact of our quota share reinsurance agreements.

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

	(in thousands)		(in thousands)

Gross commissions	$21,986	$23,460	$65,244	$73,303
Premium tax expense	3,390	3,379	9,722	10,991
Other underwriting expenses	13,423	14,338	39,729	42,571

Gross expenses	38,799	41,177	114,695	126,865

Ceding commission (expense) income	(4)	3,941	(70)	8,018

Commissions and other underwriting expenses	$38,803	$37,236	$114,765	$118,847

          Other Operating and General Expenses.  Other operating and general (“G&A”) expenses for the three months ended September 30, 2006 were $11.1 million compared to $10.3 million for the same period of 2005, an increase of $0.8 million, or 8%.  For the nine months ended September 30, 2006, G&A expenses were $32.4 million compared to $29.1 million for the same period of 2005, an increase of $3.3 million, or 11%.  For the three and nine months ended September 30, 2005, we incurred pre-tax expenses of $1.3 and $2.3 million, respectively, related to regulatory inquiries concerning our reinsurance agreements, while we incurred an insignificant amount of such expenses in the corresponding periods of 2006. G&A expenses, excluding the expenses related to such regulatory inquiries from the 2005 periods, increased by $2.1 million and $5.6 million for the three months and nine months ended September 30, 2006, compared to the same periods of 2005. The most significant factor contributing to this growth was a change in the allocation of total Company expenses between commissions and other underwriting (“Underwriting”) expenses and G&A expenses. We conduct a periodic review of the allocation of total Company expenses between such categories based upon the mix of activities performed by our various departments. Based on our latest study, we allocated a higher proportion of total Company expenses to G&A expenses and a smaller proportion to Underwriting expenses than we did for the same periods of 2005. Total Company expenses, excluding the expenses related to such regulatory inquiries in the 2005 periods, declined by $1.0 million and increased by $0.7 million in the three months and nine months ended September 30, 2006 compared to the same periods of 2005. Stock-based compensation expense contributed $0.9 million of the increase noted for the nine-month period of 2006 compared to the same period of 2005.

          Interest Expense.  Interest expense for the three months ended September 30, 2006 was $1.6 million compared to $1.1 million for the same period of 2005, an increase of $0.5 million.  The increase in interest expense is primarily attributable to the refinancing of our credit facility on July 31, 2006, which increased the amount of our term loan to $100.0 million.  Interest expense for the nine months ended September 30, 2006 was $4.1 million compared to $3.1 million for the same period of 2005, an increase of $1.0 million.  In addition to the aforementioned increase to our outstanding debt, the increase in interest expense for the nine-month period relates primarily to increasing interest rates.  The interest on our credit facility debt is variable and is tied to LIBOR.  The average LIBOR rate was higher during the three and nine months ended September 30, 2006 than in the comparable periods of 2005.  The aggregate weighted average interest rate we incurred was 6.6% during the three months ended September 30, 2006 compared to 5.1% during the three months ended September 30, 2005, and 6.5% during the nine months ended September 30, 2006 compared to 4.8% during the nine months ended September 30, 2005.  As of September 30, 2006, we had $100.0 million of outstanding credit facility debt as compared to $70.9 million as of September 30, 2005.

          Extinguishment of Debt.   We refinanced our credit facility, repaid the pre-existing term loan, and increased the amount of our term loan on July 31, 2006.  We incurred a non-recurring non-cash pre-tax charge of $1.3 million during the three months ended September 30, 2006, resulting from the write-off of the unamortized portion of the deferred financing costs associated with the debt that was repaid.

          Income Taxes.  Income taxes for the three months ended September 30, 2006 were $5.1 million compared to $7.4 million for the comparable period of 2005.  For the nine months ended September 30, 2006, income taxes were $16.4 million, representing an effective tax rate of 34.3%.  The effective tax rate comprises 31.75% for federal income taxes and 2.55% for state income taxes.  Income taxes for the nine months ended September 30, 2005 were $24.5 million, representing an effective tax rate of approximately 36.25%.  The effective rate for the nine months ended September 30, 2005 comprised 32.9% for federal income taxes and 3.35% for state income taxes.

          Ratios.  The table below displays the key components of the combined ratio:

	Three months ended September 30,		Nine months September 30,

	2006	2005	2006	2005

Loss ratio	67.2%	65.5%	67.5%	66.3%

Direct commission ratio	15.2%	16.5%	15.0%	15.9%
Ceding commission (income) ratio	0.0%	-2.8%	0.0%	-1.7%
Underwriting expense ratio	11.7%	12.4%	11.4%	11.7%
Other operating and general expense ratio	7.7%	7.3%	7.5%	6.3%
Fee and other (income) ratio	-10.3%	-10.9%	-10.0%	-11.2%

Net expense ratio	24.3%	22.5%	23.9%	21.0%

Combined ratio	91.5%	88.0%	91.4%	87.3%

          Our combined ratio was 91.5% for the three months ended September 30, 2006 compared to 88.0% for the same period of 2005, an increase of 3.5 points.  For the three-month period, the loss ratio increased 1.7 points (see “Losses and Loss Adjustment Expenses” above) and the expense ratio increased 1.8 points.  Approximately 0.6 points of the increase in the expense ratio was due to lower fee and other income during the three months ended September 30, 2006 compared to the same period of 2005.  In addition, approximately 2.8 points of the increase in the expense ratio was attributed to the absence of ceding commission income for the three months ended September 30, 2006 compared to the same period of 2005 as a result of the termination of our voluntary quota share reinsurance agreements.  These increases in the expense ratio were mitigated by decreases in the direct commission ratio of 1.3 points and in the underwriting expense ratio of 0.7 points.

          Our combined ratio was 91.4% for the nine months ended September 30, 2006 compared to 87.3% for the same period of 2005, an increase of 4.1 points.  For the nine-month period, the loss ratio increased 1.2 points (see “Losses and Loss Adjustment Expenses” above) and the expense ratio increased 2.9 points.  Approximately 1.2 points of the increase in the expense ratio was due to lower fee and other income during the nine months ended September 30, 2006 compared to the same period of 2005.  In addition, approximately 1.7 points of the increase in the expense ratio was attributed to the absence of ceding commission income for the nine months ended September 30, 2006 compared to the same period of 2005.

          The table below displays our gross, ceded, and net underwriting results, as well as the related gross, ceded and net loss, expense and combined ratios.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Underwriting Results Before Reinsurance

Revenues
Gross earned premium	$146,617	$158,388	$441,171	$494,365

Expenses
Losses and loss adjustment expenses incurred	101,132	104,372	307,191	329,041
Commissions	21,986	23,460	65,244	73,303
Other underwriting expenses	16,813	17,717	49,451	53,562
Other operating and general expenses	11,122	10,337	32,389	29,146

Total underwriting expenses	151,053	155,886	454,275	485,052

Gross underwriting result	(4,436)	2,502	(13,104)	9,313
Policy service fee revenue and other income	14,824	15,561	43,578	51,265

Pretax underwriting income	$10,388	$18,063	$30,474	$60,578

Gross loss ratio	69.0%	65.9%	69.6%	66.6%
Gross expense ratio	23.9%	22.7%	23.5%	21.2%

Gross combined ratio	92.9%	88.6%	93.1%	87.8%

Reinsurance Ceded Results

Revenues
Ceded earned premium	$2,397	$15,817	$7,383	$34,799

Expenses
Ceded losses and loss adjustment expenses incurred	4,214	10,962	14,338	24,313
Ceding commissions	(4)	3,941	(70)	8,018

Total underwriting expenses	4,210	14,903	14,268	32,331

Ceded underwriting (loss) income	$(1,813)	$914	$(6,885)	$2,468

Ceded loss ratio	175.8%	69.3%	194.2%	69.9%
Ceded expense ratio	-0.2%	24.9%	-0.9%	23.0%

Ceded combined ratio	175.6%	94.2%	193.3%	92.9%

Net Underwriting Results

Revenues
Net earned premium	$144,220	$142,571	$433,788	$459,566

Expenses
Net losses and loss adjustment expenses incurred	96,918	93,410	292,853	304,728
Commissions - net of reinsurance	21,990	19,519	65,314	65,285
Other underwriting expenses	16,813	17,717	49,451	53,562
Other operating and general expenses	11,122	10,337	32,389	29,146

Total underwriting expenses	146,843	140,983	440,007	452,721

Net underwriting result	(2,623)	1,588	(6,219)	6,845
Policy service fee revenue and other income	14,824	15,561	43,578	51,265

Pretax underwriting income	$12,201	$17,149	$37,359	$58,110

Net loss ratio	67.2%	65.5%	67.5%	66.3%
Net expense ratio	24.3%	22.5%	23.9%	21.0%

Net combined ratio	91.5%	88.0%	91.4%	87.3%

Financial Condition

Liquidity and Capital Resources

          We are organized as a holding company.  Our subsidiaries conduct all of our operations.  Our insurance subsidiaries underwrite the risks associated with our insurance policies.  Our non-insurance subsidiaries provide services to our policyholders and our insurance subsidiaries related to the insurance policies we issue.  The parent company has continuing cash needs for the payment of interest on borrowings, dividends, taxes and administrative expenses.  The non-insurance subsidiaries fund most of these ongoing obligations, while each subsidiary reimburses the holding company for taxes related to the subsidiary’s operations through an inter-company tax allocation agreement.

          In August 2006, we contributed $15 million to the surplus of Coast National Insurance Company (“Coast”), one of our insurance subsidiaries.  The purpose of the contribution was to ensure that we would continue to have adequate capital in our insurance subsidiaries to support their “A-” financial strength rating from A.M. Best Company.

          Effective September 27, 2006, we re-domiciled Bristol West Casualty Insurance Company to Ohio from Pennsylvania.  We employ a significant number of people in Ohio and have a greater presence there than in Pennsylvania.  In addition, Bristol West Insurance Company, another of our insurance subsidiaries, is domiciled in Ohio.  We anticipate that the re-domiciliation will provide us with some operating economies, as well as some premium tax savings.

          We have formed a new insurance subsidiary, Bristol West Preferred Insurance Company.  We incorporated the new company on September 7, 2006, and capitalized it with $10 million.  The new company is domiciled in Michigan, and it will only write Michigan business.  This structure will provide certain advantages to us relative to potential exposures to claims for accidents occurring within the state of Michigan, as well as some premium tax savings.

          Effective July 31, 2006, we refinanced our secured credit facility, which had an outstanding balance of $68.0 at the time of the refinancing.  We also increased the amount of the term loan portion of the new facility.  The new secured credit facility (the “Senior Credit Facility”) consists of:  (1) a $100 million term loan, and (2) a $25 million revolving credit facility, which includes up to $15 million of letters of credit.  The Senior Credit Facility is pre-payable at any time and is scheduled to expire on July 31, 2011.  Borrowings under the Senior Credit Facility bear interest based either upon (1) LIBOR plus an applicable margin (“LIBOR Loans”) or (2) the greater of (a) the applicable prime rate and (b) the Federal funds rate for Federal Reserve System overnight borrowing transactions plus 0.5%, plus an applicable margin (“ABR Loans”).  Based on the then existing ratio of our consolidated total debt to our consolidated total capitalization, as defined in the Senior Credit Facility, the applicable margin for determining the interest rate applicable to LIBOR Loans ranges from 0.750% to 1.750%, the applicable margin for determining the interest rate applicable to ABR Loans ranges from 0.000% to 0.50%, and the revolving credit facility commitment fee ranges from 0.150% to 0.375%.  The Senior Credit Facility is secured by guarantees by and a pledge of stock of certain of our subsidiaries.  The Senior Credit Facility includes negative covenants regarding the maintenance of certain financial ratios.  As of, and for the twelve-month period ended September 30, 2006, we were in compliance with all such covenants.  As of September 30, 2006, $100 million was outstanding under the term loan portion of the Senior Credit Facility with repayment scheduled for 2011.

          We have no immediate plans to take down any funding under the revolving credit portion of the Senior Credit Facility.  We used a part of the proceeds of the term loan portion of the Senior Credit Facility to repay the remaining $68.0 million outstanding on the two pre-existing term loans.  We contributed $25 million of the proceeds to our insurance subsidiaries as noted above.  We have used the remaining $7 million of proceeds for general corporate purposes.  Because we repaid the pre-existing term loans, we incurred a non-recurring non-cash pre-tax charge of $1.3 million for the write-off of deferred financing costs for the replaced facility.

          There are no restrictions on the payment of dividends by our non-insurance subsidiaries other than customary state corporation laws regarding solvency.  Dividends from our insurance subsidiaries are subject to restrictions relating to statutory surplus and earnings.  As of September 30, 2006, our insurance subsidiaries are permitted to pay dividends of $30.6 million without first seeking regulatory approval.  Our insurance subsidiaries have not paid any dividends since 1999.  Because our non-insurance subsidiaries generate revenues, profits and net cash flows that are generally unrestricted as to their availability for the payment of dividends, we expect to use those funds to service all of our corporate financial obligations.

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

          On October 28, 2005, our Board of Directors authorized the repurchase of $20 million of our outstanding common stock.  During the three months ended September 30, 2006, we completed this repurchase program with the repurchase of 249,777 shares of our common stock at a cost of $3.8 million, or an average cost of $15.18 per share.  During the nine months ended September 30, 2006, we had repurchased 1,117,277 shares of our common stock at a cost of $19.0 million, or an average cost of $17.05 per share.  Since inception of this program, we have repurchased a total of 1,168,377 shares of our common stock at a total cost of $20 million, or an average cost of $17.11 per share.

          On August 8, 2006, the Board of Directors approved the declaration of a second quarter dividend of $0.07 per common share that resulted in a payout of $2.0 million on August 29, 2006 to shareholders of record on August 15, 2006.

          On November 1, 2006, the Board of Directors approved the declaration of a third quarter dividend of $0.08 per common share that will result in a total payout of approximately $2.3 million from available cash at Bristol West Holdings, Inc.  The dividend will be paid on November 22, 2006 to shareholders of record on November 8, 2006.

          Net cash provided by operating activities was $41.7 million for the nine months ended September 30, 2006 compared to $241.5 million for the same period of 2005.  We terminated quota share reinsurance agreements effective January 1, 2006 and January 1, 2005.  The terminations resulted in our receipt of $11.0 million in January 2006 and $196.6 million in January 2005.  Cash flow from operating activities, exclusive of the net cash received from the reinsurance terminations, was $30.7 million for the nine months ended September 30, 2006 compared to $44.9 million for the comparable period last year.  State and federal income tax payments during the nine months ended September 30, 2006 were $8.8 million greater than during the corresponding period of 2005, accounting for most of the decrease.  The remainder of the decline was generally due to trends in our business (gross earned premium was $441.2 million for the nine months ended September 30, 2006 compared to $494.4 million for the same period of 2005).

          Net cash used in investing activities was $37.8 million for the nine months ended September 30, 2006 compared to $175.0 million for the same period of 2005.  The purchase of high-quality fixed income securities accounted for most of the use of funds for both the nine months ended September 30, 2006 and 2005.

          Net cash provided by financing activities was $5.1 million for the nine months ended September 30, 2006 compared to net cash used by financing activities of $38.2 million for the corresponding period of 2005.  For the nine months ended September 30, 2006, net cash provided by financing activities consisted primarily of $32.0 million of net proceeds from the refinancing of our debt, offset by $19.0 million used for the repurchase of 1,117,277 shares of our common stock, $6.2 million for the payment of stockholder dividends, and $2.0 million for the repayment of debt.  For the same period of 2005, cash used in financing activities consisted primarily of $30.0 million for the repurchase of 1,808,723 shares of our common stock, $5.9 million for the payment of stockholder dividends, and $2.5 million for the repayment of debt.

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

Investments

          We had total cash, cash equivalents and invested assets of $529.9 million as of September 30, 2006.  The following table summarizes our cash, cash equivalents and invested assets as of September 30, 2006.

	Cost / Amortized Cost	Fair Value	% of Total at Fair Value

	(in millions)

Debt securities, available for sale	$489.2	$486.5	91.8%
Equity securities, available for sale	2.0	2.0	0.4%
Cash and cash equivalents	41.4	41.4	7.8%

Total	$532.6	$529.9	100.0%

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

          Investment Portfolio.  Our investment portfolio consists predominantly of debt securities, all of which are classified as available for sale.  The securities are carried at fair value in our balance sheet with unrealized gains and losses reported as a separate component of stockholders’ equity on an after-tax basis.  As of September 30, 2006, the fair value of our investment portfolio, including short-term investments, was $529.9 million, which included $2.7 million in pre-tax net unrealized losses.

          Our investment objectives are to maximize after-tax investment income, while maintaining a highly liquid investment grade portfolio.  As of September 30, 2006, our portfolio had an average Standard & Poor’s rating of “AA+”, a pre-tax equivalent book yield of 4.88% and an effective duration of 3.2 years.  The following table presents the composition of our investment portfolio by type of investment as of September 30, 2006 (dollars in millions):

		% of Total

Cash and cash equivalents	$41.4	7.8%
U.S. Government securities	3.2	0.6%
Mortgage backed bonds	123.0	23.2%
Tax-exempt bonds	207.5	39.2%
Collateralized mortgage obligations	12.3	2.3%
Corporate and other	143.2	27.0%
Preferred stocks	2.0	0.4%
Net unrealized (losses) on fixed maturities	(2.7)	-0.5%

Total investments at market value	$529.9	100.0%

          The following table presents the composition, by type of security, including the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities available for sale in our investment portfolio as of September 30, 2006.

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Market Value

	(in millions)

U.S. Government securities	$3.2	$—	$—	$3.2
Mortgage backed bonds	123.0	1.1	1.1	123.0
Tax-exempt bonds	207.5	0.7	2.0	206.2
Collateralized mortgage obligations	12.3	—	0.2	12.1
Corporate and other	143.2	0.5	1.7	142.0

Total fixed maturities	489.2	2.3	5.0	486.5

Preferred stock	2.0	—	—	2.0

Total	$491.2	$2.3	$5.0	$488.5

          The quality distribution of our fixed maturity portfolio as of September 30, 2006 was as follows:

	NAIC Rating	Amortized Cost	Fair Value	% of Total at Fair Value

	(in millions)

Standard & Poor’s Rating
AAA	1	$372.5	$370.5	76.1%
AA	1	72.1	71.6	14.7%
A	1	41.4	41.2	8.5%
BBB	2	0.0	0.0	0.0%
U.S. Treasuries agencies	1	3.2	3.2	0.7%

Total fixed maturity investments		$489.2	$486.5	100.0%

          We examine the holdings in our investment portfolio quarterly for evidence of impairment.  The assessment of whether an impairment has occurred is based on our evaluation of the underlying reasons for any decline in fair value of each security that has declined to a value below its cost.  We discuss such declines in value with our investment advisor, and together determine the extent to which such changes are attributable to interest rates, market-related factors other than interest rates, as well as financial condition, business prospects and other fundamental factors specific to the issuer.  We review declines attributable to issuer fundamentals in further detail.  If we were to determine that one or more of our securities had suffered a decline in fair value that is other than temporary, we would reduce the carrying value of the security to its current fair value as required by GAAP.

          Based upon our analysis, we believe that we will receive all contractual principal and interest payments related to those securities that currently reflect unrealized losses.  We also have the ability and intent to hold these securities until they mature or recover in value.  In the last three years, we have not incurred any impairment charges.  We believe that it is not likely that future impairment charges will have a significant effect on our portfolio value or liquidity.

          As of September 30, 2006, investments carried at a fair value of $12.3 million and approximately $0.3 million of cash were on deposit with state insurance regulatory authorities.

Contractual Obligations and Commitments

          The refinancing and increasing of our debt has resulted in a significant change in the contractual repayment of our debt.  The prior facility required principal repayments, in varying amounts, through 2011.  The new facility does not require principal repayments until it comes due in total on July 31, 2011, the fifth anniversary of closing.  The following table displays our contractual obligations for long-term debt by the years in which payments are due as of September 30, 2006.  For a discussion of our other contractual obligations at December 31, 2005, see the disclosure under the heading “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our Form 10-K for the fiscal year ended December 31, 2005, which we filed with the SEC on March 14, 2006.  As of the date of this Quarterly Report on Form 10-Q, these other obligations have not changed materially since December 31, 2005.

	Total	Remaining 2006	2007	2008	2009	2010	2011 or Later

	(in millions)
Long Term Debt Obligations (1)	$100.0	$—	$—	$—	$—	$—	$100.0

(1)  Includes principal repayments only.  We have not included future interest expense because the interest rate is tied to LIBOR and is variable.  The effective interest rate as of September 30, 2006 was 6.3%.

Recent Accounting Pronouncements

          Effective January 1, 2006, we adopted SFAS No. 123R.  Among its provisions, SFAS No. 123R requires us to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value.  Prior to the adoption of SFAS No. 123R, we utilized the intrinsic-value based method of accounting under APB No. 25, and related interpretations.  Accordingly, compensation cost for the stock options awarded was measured as the excess, if any, of the fair value of our stock at the date of the grant over the amount an employee was required to pay to acquire the stock.

          We adopted SFAS No. 123R in the first quarter of 2006 using the modified prospective method.  This transition method applies to new awards and awards modified, repurchased, or cancelled after the effective date of this statement.  We recognized compensation costs of $10,000 after taxes during the nine months ended September 30, 2006, based on the grant date fair value of its unvested awards and the remaining requisite service period.  Results for prior periods have not been restated as provided for under the modified prospective approach.  For equity awards granted after the date of adoption, we amortize share-based compensation expense on a straight-line basis over the vesting term.

          In June 2006, the FASB issued FIN 48.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Adoption of this interpretation is not expected to have a material effect on our Consolidated Financial Statements.

          In September 2006, the FASB issued SFAS No. 157.  This statement defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged only in the initial quarter of an entity’s fiscal year.  We are currently evaluating the impact, if any, that this statement will have on our Consolidated Financial Statements.

          In September 2006, the SEC issued SAB 108.  SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective.  SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings.  SAB No. 108 is effective for the first annual period ending after November 15, 2006.  We do not expect that the adoption of SAB 108 will have a material effect on our Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          For a complete discussion of the market risks to which we are exposed, see the “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2005 Form 10-K and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” sections in our First Quarter 2006 Form 10-Q and in our Second Quarter 2006 Form 10-Q.  There have been no material developments with respect to the market risks to which we are exposed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.  Under the supervision of and with the participation of our management, including our CEO and CFO, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006.  Based upon that evaluation and subject to the foregoing, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Internal Control Over Financial Reporting

          Management has evaluated, with the participation of our CEO and CFO, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2006.  In connection with such evaluation, we have determined that there was no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2006 that has affected materially, or is reasonably likely to affect materially, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1.  Legal Proceedings

          On April 21, 2005, we received a subpoena from the FOIR requesting documents related to all reinsurance agreements to which we have been a party since January 1, 1998. On May 2, 2005, we received a subpoena from the SEC seeking documents relating to “certain loss mitigation insurance products.” On June 14, 2005, we received a grand jury subpoena from the USAO seeking information related to our finite reinsurance activities. We have been informed that other insurance industry participants have received similar subpoenas.  We are cooperating with the FOIR, the SEC and the USAO.

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

          We believe the current assumptions and other considerations we use to estimate our potential liability for litigation are appropriate. While it is not possible to know with certainty the ultimate outcome of these claims or lawsuits, we believe we have adequately reserved for our existing known litigation and that such litigation will not have a material effect on our future financial condition or results of operations. In view of the uncertainties regarding the outcome of these claims or lawsuits, as well as the tax-deductibility of related payments, it is possible that the ultimate cost to us of these claims or lawsuits could exceed the reserves we establish by amounts that would have a material adverse effect on our future financial condition, results of operations, or cash flow in a particular quarter or year.

          For a further discussion on our pending litigation, see “Item 3.  Legal Proceedings” in our Fiscal 2005 Form 10-K.

Item 1A. Risk Factors

          An investment in our common stock involves a number of risks that could materially affect our results of operation, cash flows or financial condition.  For a discussion of these risks, see the section entitled “Item 1A. - Risk Factors” in our Fiscal 2005 Form 10-K.  Before investing in our common stock, investors should carefully consider such risks, together with the other information contained in our Fiscal 2005 Form 10-K, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, and this Quarterly Report on Form 10-Q.  Further, such factors could cause actual results to differ materially from those contained in any forward-looking statement contained in this Quarterly Report on Form 10-Q, statements by us in periodic press releases and oral statements by Company officials to securities analysts and stockholders during presentations about us.  See the section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” above.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

          During the three months ended September 30, 2006, we repurchased 249,777 shares of our common stock at a cost of $3.8 million, summarized as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1, 2006 to July 31, 2006	—	$—	—	$3,790,468
August 1, 2006 to August 31, 2006	249,777	15.18	249,777	—
September 1, 2006 to September 30, 2006	—	—	—	—

Total	249,777	$15.18	249,777	$—

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

BRISTOL WEST HOLDINGS, INC.
(Registrant)

November 9, 2006	By:	/s/ JEFFREY J. DAILEY
Date
(Signature)

	Name:	Jeffrey J. Dailey

	Title:	Chief Executive Officer, President (Principal Executive Officer and duly authorized officer)

November 9, 2006	By:	/s/ CRAIG E. EISENACHER
Date
(Signature)

	Name:	Craig E. Eisenacher

	Title:	Senior Vice President-Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

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

10.1	Amended and Restated 2004 Stock Incentive Plan for Bristol West Holdings and Subsidiaries (exhibit to this Quarterly Report on Form 10-Q)

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