Form 10-K
period 2006-12-31
BRISTOL WEST HOLDINGS INC
filed 2007-03-16
CIK 1272957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-31984

BRISTOL WEST HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3994449
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5701 Stirling Road Davie, Florida 33314 (954) 316-5200
(Address, of principal executive offices; zip code)
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates, based on the closing market price, as reported on the New York Stock Exchange, on the last business day of the second quarter of 2006 was $317,522,288.  As of February 28, 2007, the total number of shares outstanding of registrant’s common stock was 29,478,865.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement issued in connection with the 2007 annual meeting of stockholders filed with the Securities and Exchange Commission within 120 days after December 31, 2006 (Part III).

BRISTOL WEST HOLDINGS, INC. 2006 ANNUAL REPORT

i

BRISTOL WEST HOLDINGS, INC. 2006 ANNUAL REPORT

PART I

Item 1. Business

Overview

          Bristol West Holdings, Inc. (the “Company”), a Delaware corporation, is a provider of private passenger automobile insurance.  When this report uses the words “we,” “us,” and “our,” these words refer to Bristol West Holdings, Inc. and its subsidiaries, unless the context otherwise requires.  The Company was organized under the laws of the State of Delaware on February 17, 1998.

          Most of the business we write is non-standard automobile insurance.  Given the homogeneity of our product, the regulatory environments in which we operate, the type of customer we serve and our method of distribution, we report our operations as one segment.  Non-standard automobile insurance provides coverage to drivers who find it difficult to purchase automobile insurance from standard carriers as a result of a number of factors, including their vehicle type, age, claims history, limited financial resources or driving record.   Typically, these drivers purchase minimal levels of insurance coverage in order to comply with state-mandated financial responsibility laws.  As of December 31, 2006, 82% of our policyholders had purchased minimum limits of liability coverage as required by the states in which they reside, although 71% of our policyholders had clean motor vehicle driving records.  For comparable coverage, premiums for non-standard automobile insurance policies generally are higher than for standard or preferred automobile insurance policies.

          The operating results of property and casualty insurance companies are subject to fluctuations from quarter-to-quarter and year-to-year due to a number of factors, including, but not limited to, general economic conditions, the regulatory climate in states where an insurer operates, state regulation of premium rates, changes in pricing and underwriting practices of the insurer and its competitors, the frequency and severity of losses, natural disasters and other factors.  (See “Item 1A. Risk Factors” below.)  Historically, results of property and casualty insurance companies have been cyclical, with periods of high premium rates and strong profitability followed by periods of price competition, falling premium rates and reduced profitability.

          We offer insurance coverage exclusively through independent agents and brokers, which totaled 9,141 as of December 31, 2006.  Because some of our agents and brokers operate from multiple locations, our products were offered at 12,391 locations.  We are licensed to provide insurance in 38 states and the District of Columbia, although we focus our operations in 22 states that we believe provide significant opportunity for profitable growth over time.  Our markets include California, Florida and Texas - the three largest non-standard automobile insurance markets in the United States.  These states were our first, second, and fourth largest states by premium volume and accounted for approximately 64% of our gross written premium for the year ended December 31, 2006.  We charge fees for policy issuance, installment payment processing and other items that, in total, are equivalent to approximately 9% of gross earned premium.

          On March 1, 2007, we entered into a merger agreement (the “Merger Agreement”) with Farmers Group, Inc. (“Farmers”) pursuant to which BWH Acquisition Company, a wholly-owned subsidiary of Farmers (“Merger Sub”), will be merged with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly-owned subsidiary of Farmers (the “Merger”).  Pursuant to the Merger Agreement, at the effective time and as a result of the Merger, each then outstanding share (each a “Share”) of common stock of the Company, par value $0.01 per share (“Common Stock”), including restricted stock (which vests upon a change in control), will be cancelled and converted into the right to receive $22.50 in cash per Share, without interest (the “Merger Consideration”).  Each share of Common Stock that is subject to a then outstanding option and warrant that is vested or vests upon a change in control will be converted into the right to receive the Merger Consideration less the exercise price per Share for the Option.  Each hypothetical share of Common Stock then included in a non-employee director’s deferred compensation account (each a “Phantom Share”) under our Non-Employee Directors’ Deferred Compensation and Stock Award Plan (the “Non-Employee Directors’ Plan”) also will be converted into the right to receive the Merger Consideration.  Consummation of the Merger is subject to various customary closing conditions, including, but not limited to, (1) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (2) all insurance antitrust approvals and regulatory approvals from certain insurance departments, (3) absence of certain orders preventing the Merger, and (4) the approval of the Merger Agreement by the Company’s stockholders.  Further, both the Company and Farmers may terminate the Merger Agreement if the Merger is not consummated by December 1, 2007.  We currently expect the Merger to close before the end of 2007.

Products and Services

          Policies. We offer a wide range of coverage options to meet our policyholders’ needs.  Our liability-only policies generally include:

•

bodily injury liability coverage, which protects insureds if they are involved in accidents that cause bodily injuries to others, and also provides insureds with a legal defense if they are sued by others for covered damages; and

•

property damage liability coverage, which protects insureds if they are involved in accidents that cause damage to another’s property, and also provides insureds with a legal defense if they are sued by others for covered damages.

Our liability-only policies include personal injury protection coverage in certain states, which provides coverage for our insureds’ injuries without regard to fault.

          In addition to the coverages described above, our policies may include, at the option of the policyholder:

•	collision coverage, which pays for damages to the insured’s vehicle when damaged by a collision with another vehicle or object, regardless of fault;

•	comprehensive coverage, which pays for damages to the insured’s vehicle when damaged as a result of causes other than collision, such as vandalism, theft, wind, hail or water; and

•	medical payments coverage, which pays for an insured’s medical or funeral expenses related to an automobile accident.

          We offer insurance products and payment plans that we have tailored to the non-standard marketplace.  For customers whose selection of an insurance policy is driven by their desire to minimize their initial cash outlay, we offer low down payments and monthly billing plans.  Our experience has shown us that total policy cost, although a variable in the purchasing decision, is not as important to this segment of applicants as is an installment plan with a low down payment.  Accordingly, we designed our payment plans to be attractive to these customers by minimizing the up-front cash outlay through low down payments and monthly billing.  Our billing and collection processes facilitate these payment plans while preventing significant exposure to credit losses.

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

          In addition to the premiums we collect for the insurance coverage we provide, we collect policy origination fees and installment fees.  We may also charge additional fees for late payment, policy cancellation, policy rewrite and reinstatement and for other reasons.  These fees represented revenues equivalent to approximately 9% of gross earned premium.

Distribution and Marketing

          We distributed our products through 9,141 independent producers as of December 31, 2006.  Because some producers operate from multiple locations, our products were offered through 12,391 locations.  Since we sell our products only through the independent producer channel, building and maintaining strong relationships with our independent agents and brokers is a key element to our long-term success.  We strive to maintain these relationships by providing our agents and brokers with high-quality service, a stable presence in their markets and competitive compensation programs.  We provide our producers with easy-to-use underwriting and policy administration software.  We offer competitively priced products, convenient installment billing plans and superior service to our producers and insureds.  We do not provide contingent commissions or incentives to our agents and brokers.

          Geographic Distribution.  We have licenses to write insurance in 38 states and the District of Columbia, but we focus on 22 states that we believe provide significant opportunity for profitable growth based upon historical results, current market conditions and each state’s legal and regulatory environment.

          For the year ended December 31, 2006, our top three states represented 70.2% of our gross written premium. The following table sets forth the distribution of our gross written premium by state, excluding the change in the provision for expected cancellations, as a percent of total gross written premium for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,

	2006	2005	2004

California	40.4%	46.3%	56.1%
Florida	17.9	15.2	14.3
Michigan	11.9	13.9	10.2
Texas	5.2	3.8	2.4
South Carolina	4.9	3.4	2.5
Pennsylvania	4.0	3.0	2.2
New Hampshire	2.3	2.6	1.8
Colorado	2.0	1.2	0.7
Maine	2.0	2.4	1.9
Virginia	1.8	1.5	1.6
All other states	7.7	6.7	6.3

	100.0%	100.0%	100.0%

          Major Producers.  Our top 10 producers, as measured by premium volume, accounted for 20.1%, 22.4%, and 25.5% of our gross written premium for the years ended December 31, 2006, 2005 and 2004, respectively.  In 2006, no single producer accounted for 10% or more of our gross written premium.  The concentration of our business with our top producers has declined as we have increased our producer base, entered new markets, and encountered increased competition in California, resulting in a decline in production from both large and small producers.  We do not have any long-term producer contracts.  Eight of our 10 largest producers produce the majority of their business in California.

          Relationships with Agents and Brokers.  We offer our policies through 9,141 agents and brokers with 12,391 locations as of December 31, 2006.  We devote considerable time and resources to developing and maintaining relationships with these producers, and we endeavor to provide them with responsive service, a stable presence, and competitive compensation programs.

          Our marketing department regularly visits and works closely with our agents and brokers in order to keep them up to date on our products and to gather information on industry trends.

          We provide proprietary software to agents and brokers that permits them to access centralized information about their customers.  In addition, we have deployed point-of-sale underwriting and policy issuance software at most of our producers’ locations.  Point-of-sale underwriting technology uses Internet connectivity to obtain and verify an applicant’s underwriting and rating information as part of the application process.  The producer enters the applicant’s underwriting data into a Company-provided software application, OneStep® or OneStep Raptor®.  Concurrently, these software applications automatically and electronically obtain key underwriting and rating information, such as driving record and claim history, and reconcile it to the application information.  In this manner, the producer can provide a final price quote to the applicant at the point of sale.  If the applicant chooses to purchase the policy, producers can complete the transaction immediately.  The producer can collect the payment and provide the insured with their policy and insurance identification card, and in some cases, with their policy declaration page and a copy of their first invoice.

          We employ daily, weekly, monthly and quarterly data analysis to monitor various aspects of a producer’s business conduct including adherence to our underwriting policies and procedures and the profitability of the producer’s business with us.  We evaluate each producer on numerous key factors, including the following:

•	loss experience;

•	violations of our underwriting guidelines;

•	claim timing: we terminate relationships with producers we find backdating policies to make them effective prior to the occurrence of a loss; and

•	business activity: we measure our producers’ business activity to identify and actively manage our relationship with producers that are not consistently selling our products.

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

          For 2006 and 2005, the only forms of compensation we paid to our producers were new and renewal commissions.  In previous years and on a case-by-case basis, we had negotiated profit sharing agreements with some of our larger producers.  Such agreements awarded additional compensation to producers which maintained or outperformed specified loss ratio targets and maintained an agreed amount of in-force business.  Effective January 1, 2005, we discontinued these profit sharing arrangements and implemented various fixed commission tiers into which producers are placed depending upon our assessment of economies of scale, the producer’s level of expertise in placing automobile insurance and the geographic scope of the producer’s operations.  Within each state, we revised the commission structure to produce a commission ratio consistent with the previous structure.

          The ratio of commission expense to gross earned premium, including all profit sharing compensation, of which there was none in 2006 and 2005, was 14.8%, 14.7%, and 15.3% for the years ended December 31, 2006, 2005 and 2004, respectively.  The ratio of profit sharing commission expense to gross earned premium was 0.0%, 0.0%, and 0.6% for the years ended December 31, 2006, 2005 and 2004, respectively.

          Point-of-Sale Underwriting and Policy Issuance.  We have made significant strides in point-of-sale underwriting.   In the aggregate, we utilized point-of-sale underwriting to process over 99% of our new business applications in 2006.  We have fully deployed OneStep, our browser-based point-of-sale underwriting system, in 12 states.

          By utilizing point-of-sale underwriting, policy issuance is now immediate in the states in which we have deployed it compared to an average of five days prior to our implementation of point-of-sale underwriting.  In addition to reducing uprates (increases in premiums after issuance), the efficiency gains have helped us to improve policyholder service.

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

Claims Handling

          Our Claims Department currently has over 500 claims employees and managers located in 14 offices around the country.  Each claims office has an assigned geographic service area, but has the flexibility to handle claims from other areas as necessitated by workloads and available staff.

          We respond quickly to reported claims.  A toll-free access number allows policyholders to report claims 24 hours a day, seven days a week.  Claims representatives endeavor to contact all parties involved in an accident within 24 hours of receipt of loss notification and inspect any damaged property within 72 hours of contact with the owner.  Claims managers review all new claims within 24 hours of receipt of notification to provide input and direction, and maintain involvement throughout the life of the claim.

          We focus on prompt, accurate claims handling.  Our claims staff investigates all claims and handles most vehicle damage appraisals, with a small percentage of inspection appraisals completed by independent appraisers when warranted by the location or when our appraisers are not available.  Twenty-two in-house attorneys in seven offices defend most of the lawsuits brought against our insureds.  We maintain a Special Investigation Unit with 37 employees deployed nationwide who control costs through fraud mitigation, form effective relationships with law enforcement agencies and ensure our compliance with applicable anti-fraud regulations.  The Special Investigation Unit uses anti-fraud databases and real time intelligence from law enforcement agencies to identify suspicious losses.  We have a Claim Quality and Employee Development (QED) group responsible for auditing and training.  The Audit Department conducts comprehensive internal audits of claim handling, focusing on procedures, financial controls, data integrity and regulatory compliance.  The Training Department provides both new hire training and advanced training to experienced claims representatives.

Technology

          We have substantially upgraded our information technology capabilities in recent years, including the following:

          Data Warehouse. We maintain an extensive proprietary database, which contains statistical records with respect to our insureds, including, among other data, the insured’s rating classification, motor vehicle records, years licensed, and loss experience by each rating variable.  Analysis of this data enables us to identify trends emerging in our business and to respond with changes to prices, product or underwriting guidelines.

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

          Point-of-Sale Underwriting. We have online point-of-sale application systems, OneStep and OneStep Raptor; and as of December 31, 2006, we were producing more than 99% of our business through these systems.  We have an exclusive license to use OneStep in the non-standard automobile insurance industry through December 2009. OneStep and OneStep Raptor use technology to provide fast and accurate quotes by accessing third-party information at the point of sale, including an applicant’s driving record, accident history and, where permitted by law, credit reports.  This process reduces the frequency of uprates, which may occur when an application is incomplete or inaccurate.  Our point-of-sale application systems permit the producer to print the policy, the identification cards and the policy declaration page as soon as the verifications are complete, usually within minutes.

          BWProducers.com. This website provides our producers with complete access to all information about their Bristol West policyholders, including billing information, policy status, cancellations and installments.  This access to timely and centralized information gives our producers the ability to better manage their business and increase their retention rates.  The system allows online payments from our producers.

          Policyholder Tools. We provide automated phone and web payment functionality for our policyholders that is available 24 hours per day, seven days per week.

Loss and Loss Adjustment Expense Reserve Development

          Automobile accidents generally result in insurance companies paying settlements resulting from physical damage to one or more automobiles or other property and injuries to one or more persons.  Because our insureds typically notify us immediately after an accident has occurred, our ultimate liability on our policies generally becomes fairly apparent in a relatively short period of time.  However, months and sometimes years may elapse between the occurrence of an accident, reporting of the accident to us and payment of the claim.  We record a liability for estimates of losses and loss adjustment expenses (“LAE”) that we expect to pay on accidents reported to us and we estimate and record a liability for accidents that have occurred but have not been reported to us, which we refer to as incurred but not reported loss and LAE reserves.  For a discussion of our methodologies for establishing loss and LAE reserves as well as our estimates of loss and LAE reserves as of December 31, 2006, 2005 and 2004, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Estimation of Unpaid Losses and Loss Adjustment Expenses.”

          Quarterly, for each financial reporting date, we record our best estimate, which is a point estimate, of our overall loss and LAE reserves for both current and prior accident years.  As our experience develops and we learn new information, our quarterly reserving process may produce revisions to our previously reported loss and LAE reserves.  We refer to such revisions as “development” and such development may be material.  We recognize favorable development when we decrease our previously reported loss and LAE reserves, which results in an increase to net income in the period recognized.  We recognize adverse development when we increase our previously reported loss and LAE reserves, which results in a decrease to net income in the period recognized.

          The following table presents the development of our loss and LAE reserves, net of reinsurance, for the calendar years 1996 through 2006 (in thousands of dollars).

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

As Originally Estimated:	21,013	26,593	59,472	44,174	51,349	39,089	82,280	89,010	105,420	197,403	204,654
As Re-estimated as of December 31, 2006:	25,946	39,237	57,656	54,484	84,810	79,942	107,492	105,695	113,121	202,696
Liability Re-estimated as of:
One Year Later	24,630	44,295	55,640	50,502	68,002	67,274	91,594	91,523	105,429	202,696
Two Years Later	28,169	38,239	55,977	51,667	80,655	75,203	102,382	101,373	113,121
Three Years Later	25,520	38,368	56,602	52,928	83,277	78,113	106,627	105,695
Four Years Later	25,662	38,943	56,950	53,805	84,260	79,863	107,492
Five Years Later	26,089	39,029	57,161	54,438	84,934	79,942
Six Years Later	26,005	39,051	57,634	54,622	84,810
Seven Years Later	25,923	39,183	57,753	54,484
Eight Years Later	25,971	39,290	57,656
Nine Years Later	25,983	39,237
Ten Years Later	25,946

Cumulative Deficiency (Redundancy)	4,933	12,644	(1,816)	10,310	33,461	40,853	25,212	16,685	7,701	5,293

Cumulative Amounts Paid as of :
One Year Later	18,069	27,371	51,201	43,231	61,891	50,870	75,489	67,411	42,736	139,079
Two Years Later	23,520	36,674	56,448	50,016	75,642	71,619	94,793	85,226	93,293
Three Years Later	25,189	38,320	57,101	51,839	81,953	75,777	103,431	100,625
Four Years Later	25,653	38,808	57,046	52,693	83,591	78,725	106,468
Five Years Later	25,850	38,945	57,185	54,344	84,369	79,119
Six Years Later	25,872	38,969	57,610	54,556	84,492
Seven Years Later	25,866	39,190	57,719	54,520
Eight Years Later	25,970	39,290	57,652
Nine Years Later	25,983	39,239
Ten Years Later	25,946

Net Loss and Loss Adjustment Expense Liability as a Percentage of Initially Estimated Liability
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

Liability Re-estimated as of:
One Year Later	117%	167%	94%	114%	132%	172%	111%	103%	100%	103%
Two Years Later	134%	144%	94%	117%	157%	192%	124%	114%	107%
Three Years Later	121%	144%	95%	120%	162%	200%	130%	119%
Four Years Later	122%	146%	96%	122%	164%	204%	131%
Five Years Later	124%	147%	96%	123%	165%	205%
Six Years Later	124%	147%	97%	124%	165%
Seven Years Later	123%	147%	97%	123%
Eight Years Later	124%	148%	97%
Nine Years Later	124%	148%
Ten Years Later	123%

Cumulative Deficiency (Redundancy)	23%	48%	-3%	23%	65%	105%	31%	19%	7%	3%

Net Loss and Loss Adjustment Cumulative Paid as a Percentage of Initially Estimated Liability

Cumulative Amounts Paid as of:

One Year Later	86%	103%	86%	98%	121%	130%	92%	76%	41%	70%
Two Years Later	112%	138%	95%	113%	147%	183%	115%	96%	88%
Three Years Later	120%	144%	96%	117%	160%	194%	126%	113%
Four Years Later	122%	146%	96%	119%	163%	201%	129%
Five Years Later	123%	146%	96%	123%	164%	202%
Six Years Later	123%	147%	97%	124%	165%
Seven Years Later	123%	147%	97%	123%
Eight Years Later	124%	148%	97%
Nine Years Later	124%	148%
Ten Years Later	123%

          In 2006, we experienced $5.3 million of adverse development on loss and LAE reserves established at December 31, 2005.  The increase in our reserves for prior accident years was driven by a variety of factors, including higher than expected claim severity (dollars of loss per claim) in Michigan Personal Injury Protection claims, greater than expected litigation costs in Florida, and higher than expected claim severity in California, which includes a California extra-contractual claim verdict of $0.4 million.

          The adverse development in our reserves for losses and LAE for the 1999 to 2002 years is due to a number of factors.  A reorganization of our claims department in 2000 resulted in an unanticipated increase in the average cost per closed claim and the number of claims primarily in California and Florida in 2000, 2001 and 2002.  In addition, rate reductions in California between June 1998 and July 1999 and a poorly structured and priced product in Texas that we began offering in the first quarter of 1999 and discontinued in August 2002 also led to adverse development in reserves for unpaid losses and LAE.

          In April 2003, our actuarial staff started tracking the emergence of all loss data by state, program, coverage group and accident quarter on a daily basis.  We analyze this data using a browser-based reporting tool that compares the actual emergence of losses and LAE relative to the expected emergence over time.  We use detailed mathematical models, which we continuously refine to reduce the variability of our estimates of loss and LAE reserves.  Additionally, in August 2003, we deployed an Oracle-based data warehouse, which improves our actuarial staff’s ability to evaluate loss and LAE emergence relative to our expectations regarding loss and LAE reserves for the prior quarter.  In addition to the sophistication with which we price our products, this data warehouse also improves the ability of our actuaries to analyze loss emergence relative to initial pricing and product design assumptions.  For a discussion of our methodologies for establishing loss and LAE reserves, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Estimation of Unpaid Losses and Loss Adjustment Expenses.”

          We believe the liabilities that we have currently recorded for losses and LAE are adequate to cover the ultimate cost of losses and LAE that we have incurred to date.

          The following table is a reconciliation of our net liability to our gross liability for losses and LAE (in thousands).

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

As Originally Estimated:

Net Liability	21,013	26,593	59,472	44,174	51,349	39,089	82,280	89,010	105,420	197,403	204,654
Add Reinsurance Recoverables	20,541	33,762	12,795	20,827	30,132	66,904	75,136	113,286	116,906	24,042	34,523

Gross Liability	41,554	60,355	72,267	65,001	81,481	105,993	157,416	202,296	222,326	221,445	239,177

As Re-estimated as of December 31, 2006:

Net Liability	25,946	39,237	57,656	54,484	84,810	79,942	107,492	105,695	113,121	202,696
Add Reinsurance Recoverables	23,279	22,764	10,174	21,812	39,128	66,018	83,299	113,679	118,365	28,275

Gross Liability	49,225	62,001	67,830	76,296	123,938	145,960	190,791	219,374	231,486	230,971

Gross Cumulative Deficiency (Redundancy)	7,671	1,646	(4,437)	11,295	42,457	39,967	33,375	17,078	9,160	9,526

Gross Cumulative Deficiency (Redundancy) as a Percent of Originally Estimated Gross Liability	18%	3%	-6%	17%	52%	38%	21%	8%	4%	4%

Investments

          We had total cash, cash equivalents and invested assets of $545.0 million at December 31, 2006, which represents an increase of $57.7 million, compared to $487.3 million at December 31, 2005.  The following table summarizes our cash, cash equivalents and invested assets as of the dates indicated.

	Amortized Cost	Fair Value	% of Total at Fair Value

	(dollars in millions)
December 31, 2006
Debt securities, available for sale	$496.8	$493.7	90.6%
Equity securities, available for sale	2.0	2.0	0.4%
Cash and cash equivalents	49.3	49.3	9.0%

Total	$548.1	$545.0	100.0%

	Amortized Cost	Fair Value	% of Total at Fair Value

	(dollars in millions)
December 31, 2005
Debt securities, available for sale	$458.2	$452.9	92.9%
Equity securities, available for sale	2.0	2.0	0.4%
Cash and cash equivalents	32.4	32.4	6.7%

Total	$492.6	$487.3	100.0%

          Investment Strategy.  Our fixed income investment portfolio is highly marketable and consists of publicly traded, high quality investment-grade debt securities.  We hold no equity securities, other than an investment in OneShield, Inc. (see Note 8 to the Consolidated Financial Statements included herein).  We have no foreign currency risk.  Hyperion Brookfield Asset Management, Inc. manages our investment portfolio and provides all related accounting and statutory investment reporting.

          We have formal investment guidelines with our outside managers, which have been in place for seven years, and allow the following maximum allocations by sector subject to investment regulations in effect in the state of domicile of each of our insurance companies:

U.S. Treasury Notes	100%
U.S. Government Agencies	50%
Mortgage Backed Securities	50%
Commercial Mortgage Backed Securities	10%
Corporate Bonds	60%
Canadian Provinces	10%
Yankee bonds (excluding Canada)	10%
Asset Backed Securities	25%

          We vary our allocation to tax-exempt securities based upon our tax position.  We are in regular communication with our investment advisor to discuss our tax position and other matters.  We base the maximum allocation to any one issuer on the ratings of the issuer’s securities.

          Investment Portfolio.  Our investment portfolio consists primarily of debt securities, all of which we classify as available for sale and carry at fair value.  We report unrealized gains and losses in our financial statements as a separate component of stockholders’ equity on an after-tax basis.  As of December 31, 2006, the fair value of our investment portfolio of $495.7 million included $3.1 million in pre-tax net unrealized losses.  As of December 31, 2005, the fair value of our investment portfolio of $454.9 million included $5.3 million in pre-tax net unrealized losses.  The tax equivalent book yield of the portfolio was 4.96% at December 31, 2006 compared to 4.52% at December 31, 2005.

          Our investment objectives are to maximize after-tax investment income, while maintaining a highly marketable investment grade portfolio.  As of December 31, 2006, our portfolio had an average Standard & Poor’s rating of “AAA”, a tax equivalent book yield of 4.96% and an effective duration of 3.30 years.  The following table presents the composition of our investment portfolio by type of investment as of the dates indicated:

	At December 31,

	2006		2005

	(dollars in millions)
Cash and cash equivalents	$49.3	9.0%	$32.4	6.6%
U.S. Government securities	2.8	0.5%	3.3	0.7%
Mortgage backed bonds	120.4	22.1%	73.1	15.0%
Tax-exempt bonds	222.2	40.8%	211.2	43.3%
Collateralized mortgage obligations	12.1	2.2%	13.0	2.7%
Corporate and other	139.3	25.6%	157.6	32.4%
Preferred stock	2.0	0.4%	2.0	0.4%
Net unrealized losses on fixed maturities	(3.1)	-0.6%	(5.3)	-1.1%

Total investments at market value	$545.0	100.0%	$487.3	100.0%

          The following table presents the composition by type of security, including the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities available for sale in our investment portfolio as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(in millions)
December 31, 2006
Fixed maturities:
U.S. Government securities	$2.8	$—	$—	$2.8
Mortgage backed bonds	120.4	0.8	1.0	120.2
Tax-exempt bonds	222.2	0.7	2.3	220.6
Collateralized mortgage obligations	12.1	—	0.2	11.9
Corporate and other	139.3	0.4	1.5	138.2

Total fixed maturities	496.8	1.9	5.0	493.7
Preferred stock	2.0	—	—	2.0

Total	$498.8	$1.9	$5.0	$495.7

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(in millions)
December 31, 2005
Fixed maturities:
U.S. Government securities	$3.3	$—	$—	$3.3
Mortgage backed bonds	73.1	0.1	1.4	71.8
Tax-exempt bonds	211.2	0.6	2.3	209.5
Collateralized mortgage obligations	13.0	—	0.2	12.8
Corporate and other	157.6	0.4	2.5	155.5

Total fixed maturities	458.2	1.1	6.4	452.9
Preferred stock	2.0	—	—	2.0

Total	$460.2	$1.1	$6.4	$454.9

          The following table reflects the amortized cost and fair value of debt securities in our investment portfolio as of December 31, 2006, by contractual maturity.  Actual repayments may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Amortized Cost	Fair Value

	(in millions)
Years to maturity
One year or less	$32.9	$32.6
After one year through five years	155.8	153.9
After five years through ten years	120.6	120.1
After ten years	55.0	55.0
Mortgage backed bonds	120.4	120.2
Collateralized mortgage obligations	12.1	11.9

Total	$496.8	$493.7

          The Securities Valuation Office of the National Association of Insurance Commissions (“NAIC”) evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations.”  The NAIC designations generally parallel the credit ratings of the nationally recognized statistical rating organizations for marketable bonds.  NAIC designations 1 and 2 include bonds considered to be investment grade, which are those rated “BBB-” or higher by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc.  NAIC designations 3 through 6 include bonds considered to be below investment grade, rated “BB+” or lower by Standard & Poor’s.  All of the debt securities in our portfolio were rated investment grade by the NAIC and Standard & Poor’s as of December 31, 2006.  Investment grade securities generally bear lower yields and lower degrees of credit risk than those that are unrated or are rated non-investment grade.

          The following table reflects the quality distribution of our fixed maturity portfolio as of December 31, 2006:

	NAIC Rating	Amortized Cost	Fair Value	% of Total at Fair Value

	(dollars in millions)
Standard & Poor’s Rating
AAA	1	$402.3	$399.9	81.0%
AAA	2	1.1	1.1	0.2%
AA	1	56.3	55.8	11.3%
A	1	33.3	33.1	6.7%
A	2	1.0	1.0	0.2%
U.S. Treasuries agencies	1	2.8	2.8	0.6%

Total fixed maturity investments		$496.8	$493.7	100.0%

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

          On a quarterly basis, we examine our investment portfolio for evidence of impairment.  Our assessment of whether impairment has occurred is based on our evaluation, on an individual security basis, of the underlying reasons for the decline in fair value, which we discuss with our investment advisor.  Together, we determine the extent to which such changes are attributable to interest rates, market-related factors other than interest rates, as well as financial condition, business prospects and other fundamental factors specific to the issuer.  We review declines attributable to issuer fundamentals in further detail.  If we were to determine that one or more of the securities in our investment portfolio had suffered a decline in fair value that is other than temporary, we would reduce the carrying value of the security to its current fair value as required by accounting principles generally accepted in the United States of America (“GAAP”).

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

          As of December 31, 2006, we had deposited investments carried at a fair value of $12.3 million and cash of approximately $0.3 million with state insurance regulatory authorities.

          Short-Term Investments.  Our short-term investments primarily consist of investments in money market funds and commercial paper with original maturities of three months or less.

Competition

          The non-standard automobile insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry.  We compete with both large national insurance providers and smaller regional companies on the basis of price, coverages offered, claims handling, customer service, producer commission, geographic coverage and financial strength ratings.  Some of our competitors have more capital, higher ratings and greater resources than we have, and may offer a broader range of products, lower prices and lower down payments than we do.  Some of our competitors sell insurance policies directly to customers, rather than through agents or brokers as we do, and may have certain competitive advantages, including increased name recognition among customers, direct relationships with policyholders and potentially lower cost structures.  In addition, it is possible that new competitors will enter the non-standard automobile insurance market.  Further, increased competition has resulted and may continue to result in some companies offering lower premium rates and policy terms and conditions that are more favorable to insureds than those we offer.  Such actions by competitors could reduce our ability to increase or maintain our level of premium writings or underwriting margins.

          Based upon data compiled from statutory filings of companies in the non-standard market (as determined by A.M. Best Company, Inc. (“A.M. Best”)), we believe that, as of December 31, 2005, the date of the most recent available report, the top ten insurance groups accounted for approximately 74% of the approximately $36.8 billion non-standard market segment.  We believe that our primary insurance company competition comes not only from national companies or their subsidiaries, such as The Progressive Corporation, American International Group, Inc. (AIG), The Allstate Corporation, State Farm Mutual Automobile Insurance Company, Safeco Corp., GEICO, and Farmers Insurance Group, but also from non-standard insurers such as Mercury General Corporation, Infinity Property & Casualty Corporation, Affirmative Insurance Holdings, Inc., and Direct General Corporation.

Reinsurance

          We have utilized reinsurance to increase our underwriting capacity and to reduce our exposure to losses.  Reinsurance is an arrangement in which a reinsurer contracts to indemnify an insurance company (the “ceding company”) for all or a portion of the ceding company’s losses arising under specified classes of insurance policies.  We have used reinsurance to limit our risk, to support our growth and to manage our capital more efficiently.  In the past, we have relied on quota share and excess of loss reinsurance agreements to limit our exposure to loss to a level that is within the capacity of our capital resources.  Pursuant to our quota share reinsurance arrangements, our reinsurers agreed to assume a specified percentage of our losses and loss adjustment expenses in exchange for a corresponding percentage of our premium written.  In our excess of loss reinsurance arrangements, our reinsurers agreed to assume all or a portion of our losses and allocated loss adjustment expenses in excess of a specified amount.

          Quota Share Agreements.  We elected to terminate and commute our 2002 to 2004 quota share reinsurance agreement on a cut-off basis effective January 1, 2005 (see Note 6 to the Consolidated Financial Statements included herein).  The termination and commutation resulted in the reinsurers’ release from all future liability and settlement of all balances due to us of $196.6 million, which we received on January 21, 2005.  The termination and commutation of this quota share reinsurance agreement had no impact upon reported net income.  Earned premium ceded under this agreement from inception through December 31, 2004 was $791.2 million.  National Union Fire Insurance Company of Pittsburgh, PA, Alea London Ltd., and Federal Insurance Company provided the reinsurance under this agreement.

          We entered into a quota share reinsurance agreement effective January 1, 2005 with National Union Fire Insurance Company of Pittsburgh, PA (“National Union”), a subsidiary of American International Group, Inc. (AIG).  We elected to cede 10% of business written during 2005.  For the twelve months ended December 31, 2005, we ceded $42.5 million of earned premium to National Union with a net pre-tax cost to us, excluding lost investment income, of $1.3 million.  We agreed with the reinsurer to terminate and commute the 2005 quota share reinsurance agreement on a cut-off basis effective January 1, 2006 (see Note 6 to the Consolidated Financial Statements).  The termination and commutation resulted in the reinsurer’s release from all future liability and settlement of all balances due to us of $11.0 million, which we received on January 31, 2006.  The termination and commutation of this quota share reinsurance agreement had no impact upon reported net income.

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

          Prior to entering into this aggregate excess of loss agreement, we concluded that the agreement was properly treated as reinsurance in our financial statements because it met the risk transfer tests of Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts (“SFAS No. 113”).  We determined in 2005 that, as a result of a modification to the aggregate excess of loss agreement, as of the second quarter of 2002, the agreement no longer satisfied the risk transfer test of SFAS No. 113.  We concluded that this determination had no impact on our current and prior year financial statements.  We also concluded that the financial statement impact of not accounting for this agreement as reinsurance starting in the second quarter of 2002 was not material, and therefore we made no accounting adjustments to our financial statements for 2004 and prior years.

          As of January 2006, all of the material reinsurance agreements to which we had been a party had been terminated and commuted, and the reinsurers had been released from all future liabilities under the agreements.

          As previously disclosed, there are ongoing governmental investigations regarding reinsurance, and the various regulatory authorities could reach conclusions different from our conclusions concerning the accounting treatment of our historical reinsurance agreements.  (See “Item 3. Legal Proceedings.”)  In addition, we ceded premium to the Michigan Catastrophic Claims Association (the “MCCA”), a mandatory facility in that state.  Earned premium that we ceded to the MCCA was $9.6 million, $9.4 million, and $6.2 million for the twelve months ended December 31, 2006, 2005, and 2004, respectively.

Ratings

          Financial strength ratings are an important factor in establishing the competitive position of insurance companies and are important to our ability to market and sell our products.  Rating organizations periodically review the financial positions of insurers.  In May 2006, A.M. Best raised the financial strength rating of our then existing insurance subsidiaries to A- (Excellent) with a stable outlook.  Bristol West Preferred Insurance Company, which received a certificate of authority from Michigan in October 2006, has not yet been rated by A.M. Best. The A- rating is the 4th highest of 15 rating levels, and, according to A.M. Best, it assigns A- ratings to insurers that have “… an excellent ability to meet their ongoing obligations to policyholders.”  A.M. Best maintains a letter scale rating system ranging from “A++” (Superior) to “F” (in liquidation).  This rating is subject to periodic review and revision by A.M. Best. A.M. Best placed the existing financial strength rating of A- (Excellent) of our insurance subsidiaries under review with positive implications pending stockholder and regulatory approval of the Merger and further discussions with management regarding our integration into Farmers.

Regulatory Matters

          We are subject to comprehensive regulation by government agencies in the states where our insurance subsidiaries are domiciled and licensed to transact business.  State insurance laws and regulations are complex, and each jurisdiction’s requirements are different.  Certain states impose restrictions or require prior regulatory approval of certain corporate actions.

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

          Regulation of Insurance Rates and Approval of Policy Forms. The insurance laws of most states in which our insurance subsidiaries operate require insurance companies to file insurance rate schedules and insurance policy forms for review and approval. State insurance regulators have broad discretion in judging whether our rates are adequate, not excessive and not unfairly discriminatory and whether our policy forms comply with law. The speed at which we can change our rates depends, in part, on the method by which the applicable state’s rating laws are administered. Generally, state insurance regulators have the authority to disapprove our rates or request changes in our rates.

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

          Regulation of Dividends. We are a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders and meet our debt payment obligations is largely dependent on dividends or other distributions from our insurance subsidiaries and commission and fees earned by non-insurance subsidiaries. State insurance laws restrict the ability of our insurance subsidiaries to pay stockholder dividends. These subsidiaries may not make an “extraordinary dividend” until 30 days after the applicable commissioner of insurance has received notice of the intended dividend and has not objected in such time or the commissioner has approved the payment of the extraordinary dividend within the 30-day period.

          In California, Ohio and Michigan, three of our domiciliary states, an extraordinary dividend is generally defined as any dividend or distribution that, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or the insurer’s net income for the 12-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. In addition, an insurer’s remaining surplus after payment of a cash dividend or other distribution to stockholder affiliates must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. Finally, dividends may only be paid out of statutory earned surplus, which is similar in concept to retained earnings under GAAP.

          Under Florida law, another of our domiciliary states, dividend payments to stockholders, without prior regulatory approval, may not exceed the larger of the following: (a) the lesser of 10% of surplus or net income, not including realized capital gains, plus a 2-year carry forward; (b) 10% of surplus, with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains; and (c) the lesser of 10% of surplus or net investment income plus a 3-year carry forward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains. Alternatively, an insurer may pay a dividend or make a distribution without prior written regulatory approval when the following conditions are met: (i) the dividend is equal to or less than the greater of (x) 10% of the insurer’s surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains or (y) the insurer’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year; (ii) the insurer will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend is made; and (iii) the insurer has filed a notice at least 10 business days prior to the dividend payment attesting that after payment of the dividend or distribution the insurer will have at least 115% of required statutory surplus.

           Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed.  As of December 31, 2006, our insurance subsidiaries could pay dividends of $32.9 million without seeking regulatory approval.  Such dividends, if paid, would be subject to regulatory dividend reporting requirements.

          Acquisitions of Control. The acquisition of control of an insurance company requires the prior approval of the insurance regulator in the states where it is domiciled.  Generally, any person who directly or indirectly through one or more affiliates acquires 10% or more of the outstanding voting securities of the insurer or its parent company (5% or more in Florida) is presumed to have acquired control of the domestic insurer. These requirements apply to the Merger.

          Shared or Residual Markets. Like other insurers, we are required to participate in mandatory shared market mechanisms or state pooling arrangements as a condition for maintaining our automobile insurance licenses to do business in various states. The purpose of these state-mandated arrangements is to provide insurance coverage to individuals who, because of poor driving records or other underwriting reasons, are unable to purchase such coverage voluntarily provided by private insurers. The states can assign these risks to all insurers licensed in the state. The maximum volume of such risks that the state can assign to any one insurer typically is based on that insurer’s annual premium volume in that state. While this mandated business typically is not profitable for us, our underwriting results related to these states’ organizations have not been material to our overall results of operations and financial condition.

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

          Periodic Financial and Market Conduct Examinations. The state insurance departments that have jurisdiction over our insurance subsidiaries may conduct on-site visits and examinations of our insurers’ affairs, including their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations.  Typically, these examinations are conducted every three to five years.  In addition, if circumstances dictate, regulators are authorized to conduct special or target examinations of insurers to address particular concerns or issues.  The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination or assessing fines or other penalties against that company. Currently, there are four such examinations and related proceedings in progress with respect to our insurance subsidiaries.  The outcomes of these examinations and related proceedings are uncertain.  While it is not possible to know with certainty the ultimate outcome of such examinations, based on the facts currently available to it, the Company believes that such examinations will not have a material adverse effect on the Company, including, without limitation, on its future financial condition, results of operations or cash flows.  In view of the uncertainties regarding the outcome of these examinations, as well as the tax-deductibility of any related payments, it is possible that the ultimate cost to the Company of these examinations could have a material adverse effect on the Company, including, without limitation, on its future results of operations, financial condition, and cash flows in a particular quarter or year.

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

          Recent Regulatory Developments.

          California.  The California Department of Insurance has adopted regulations that require a rate filing and change the weighting of rating factors for private passenger auto insurance.  These regulations effectively reduce the influence of territory on premium rates.  Specifically, the influence of territory is now required to be less than any of the three mandatory factors (which are driving safety record, annual mileage and years of driving experience) on an individual basis.  The new regulations require that all private passenger automobile insurance companies in California submit annual class plan filings to achieve full compliance at any time before mid-July 2008.  The regulations require an initial class plan filing, which was due during the third quarter of 2006, to correct at least 15% of the rating factor weight non-compliance.

          Attempts to block the implementation of these regulations by the insurance industry have not been successful.  A lawsuit was filed challenging the legality of these regulations and seeking a preliminary injunction to prevent their implementation.  The trial court denied the request for a preliminary injunction, and therefore the regulations became operative during the third quarter of 2006.    In February 2007, the trial court in that lawsuit granted the Department of Insurance’s motion for summary judgment and determined that, as a matter of law, the regulations are consistent with the California Insurance Code.  At this time, no appeal from that order has been filed.

          We and other automobile insurance companies in California submitted the required rate and class plan filings by the end of September or early October 2006.  We filed for a 2.6% rate decrease in our Basic program, and a 0.1% rate decrease in our Prima program.  All of our significant competitors have rate and class plan filings that are of public record and available on the Department of Insurance’s website.  Because some companies filed for increases while others filed for decreases, the weighted average filed rate change for companies that sell through independent agents and brokers resulted in no overall change.  If the filings are approved, we expect to see our competitive position improve in terms of rates and expect to suffer a modest amount of margin compression.

          Florida.  In February 2005, the Florida Office of Insurance Regulation (the “FOIR”) proposed a rule that would make it more difficult for insurers to use credit as a rating variable.  The proposed rule would require insurers to demonstrate that their use of credit reports and credit scores does not unfairly discriminate against insureds because of their race, color, religion, marital status, age, gender, income, national origin, or place of residence.  The proposed rule was challenged in an administrative proceeding and, on December 29, 2006, an Administrative Law Judge issued an order declaring that the proposed rule was an invalid exercise of delegated legislative authority.  The FOIR has filed an appeal from that order.

          Michigan.  In March 2005, the Michigan Office of Financial and Insurance Services (“Michigan OFIS”) adopted rules eliminating the use of credit as a rating variable and requiring insurers to reduce their base rates by the amount of the rate attributable to credit as a rating variable.  In April 2005, a Michigan Circuit Court judge ruled that these Michigan OFIS rules were unenforceable.  The Michigan OFIS appealed the ruling and the case was argued in October 2006 in the Michigan Court of Appeals.  That Court has not yet issued a decision.

          General.  At this time, we cannot determine the outcome of the regulatory developments described above and their impact on the insurance industry and on our business.

Employees

          As of December 31, 2006, we had 1,154 employees, none of whom were covered by collective bargaining agreements.

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

Item 1A. Risk Factors

An investment in Company common stock involves a number of risks. Investors should carefully consider the following information, together with the other information contained in this Annual Report on Form 10-K, before investing in Company common stock.  Further, such factors could cause actual results to differ materially from those contained in any forward-looking statement contained in this report, statements by us in periodic press releases and oral statements by Company officials to securities analysts and stockholders during presentations about us.  See “Item 1. Business - Cautionary Statements for Purposes of Forward-Looking Statements/Information” above.

The pending Merger with a subsidiary of Farmers Group, Inc. may not occur.

          On March 1, 2007, we entered into a Merger Agreement with Farmers Group, Inc. pursuant to which a wholly owned subsidiary of Farmers will be merged with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly-owned subsidiary of Farmers.  Consummation of the Merger is subject to various customary closing conditions, including, but not limited to, (1) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (2) all insurance antitrust approvals and regulatory approvals from certain insurance departments, (3) absence of certain orders preventing the Merger, and (4) the approval of the Merger Agreement by the Company’s stockholders.  Further, both the Company and Farmers may terminate the Merger Agreement if the Merger is not consummated by December 1, 2007.  We currently expect the Merger to close before the end of 2007.  However, it is possible that factors outside of our control could require the parties to complete the Merger at a later time or not to complete it at all.

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

          Such risks may result in our pricing being based on inadequate or inaccurate data or inappropriate analyses, assumptions or methodologies, and may cause us to estimate incorrectly future increases in the frequency or severity of claims.  As a result, we could underprice our products, which would negatively affect our profit margins, or we could overprice our products, which could reduce our volume and competitiveness.  In either event, our results of operations, financial condition and cash flows could be materially and adversely affected.

Our losses and loss adjustment expenses may exceed our loss and loss adjustment expense reserves, which could adversely impact our results of operation, financial condition and cash flows.

          Our financial statements include loss and loss adjustment expense reserves, which represent our best estimate of the amounts that we will ultimately pay on claims and the related costs of adjusting those claims as of the date of the financial statements. We rely heavily on our historical loss and loss adjustment expense experience in determining these loss and loss adjustment expense reserves. The historic development of reserves for losses and loss adjustment expenses may not necessarily reflect future trends in the development of these amounts. In addition, factors such as inflation, claims settlement patterns and legislative activities, regulatory activities, and litigation trends may also affect loss and loss adjustment expense reserves. As a result of these and other risks and uncertainties, ultimate losses and loss adjustment expenses may deviate, perhaps substantially, from our estimates of losses and loss adjustment expenses included in the loss and loss adjustment expense reserves in our financial statements. If actual losses and loss adjustment expenses exceed our expectations, our net income and our capital would decrease. Actual paid losses and loss adjustment expenses may be in excess of the loss and loss adjustment expense reserve estimates reflected in our financial statements. For additional information regarding our loss reserves, see “Item 1. Business - Loss and Loss Adjustment Expense Reserve Development” above and “Management’s Diuscussion and Analysis of Fianncial Condition and Results of Operations –Critical Accounting Policies – Estimation of Unpaid Losses and Loss Adjustment Expenses” below.

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

          We are a holding company without significant operations of our own.  Dividends from our subsidiaries are our principal source of funds to meet our cash needs, including debt service payments and other expenses, and to pay dividends to our stockholders.  Insurance laws limit the ability of our insurance subsidiaries to pay dividends to us. In addition, for competitive reasons, our insurance subsidiaries maintain financial strength ratings that require us to sustain certain capital levels in those subsidiaries. The need to maintain these required capital levels may affect the ability of our insurance subsidiaries to pay dividends to us.  As of December 31, 2006, our insurance subsidiaries could pay dividends of $32.9 million without seeking regulatory approval.  Such dividends, if paid, would be subject to regulatory dividend reporting requirements.  Our non-insurance subsidiaries’ ability to pay dividends to us is not limited by insurance law.  Nevertheless, these non-insurance subsidiaries’ earnings are dependent on commissions collected from our insurance subsidiaries for services provided under general agency agreements, which are subject to insurance regulation.  Under the Merger Agreement with Farmers, without Farmer’s prior written consent, the Company is only permitted to pay a regular quarterly dividend with respect to our Common Stock not to exceed $0.08 per share and our subsidiaries are not permitted to pay dividends.  See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The policy service fee revenues could be adversely affected by insurance regulation.

          Policy service fee revenues have provided additional revenues equivalent to approximately 9% of gross earned premium. These fees include policy origination fees and installment fees to compensate us for the costs of providing installment payment plans, as well as late payment, policy cancellation, policy rewrite and reinstatement fees. Our revenues could be reduced by changes in insurance regulation that restrict our ability to charge these fees. Those arrangements are subject to insurance holding company act regulation in the states where our insurance subsidiaries are domiciled. Continued payment of these fees could be affected if insurance regulators in these states determined that these arrangements are not permissible under the insurance holding company acts.

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

          Financial strength ratings are an important factor in establishing the competitive position of insurance companies and have an effect on an insurance company’s sales.  A.M. Best maintains a letter scale financial strength rating system ranging from “A++ (Superior)” to “F” (in liquidation).  In May 2006, A.M. Best assigned our insurance subsidiaries a rating of “A-” (Excellent), which is the 4th highest of 15 rating levels. According to A.M. Best, “A-” ratings are assigned to insurers that have “… an excellent ability to meet their ongoing obligations to policyholders.” See “Item 1. Business - Ratings.” The rating of our insurance subsidiaries is subject to at least annual review by, and may be revised downward or revoked at the sole discretion of, A.M. Best.  Many of our competitors have ratings higher than those of our insurance subsidiaries. A downgrade in the financial strength rating of our insurance subsidiaries would have an adverse impact on our ability to effectively compete with other insurers with higher ratings or our attractiveness to policyholders and agents and brokers.

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

          The Company is named as a defendant in a number of class action and individual lawsuits arising in the ordinary course of business, the outcomes of which are uncertain at this time.  These cases include those plaintiffs who challenge various aspects of the Company’s claims and marketing practices and business operations and seek restitution, damages and other remedies. We may be subject to further litigation in the future. Litigation, by its very nature, is unpredictable and the outcome of any case is uncertain. We are unable to predict the precise nature of the relief that may be sought or granted in any lawsuits or the effect that pending or future cases may have on our future results of operations, financial condition and cash flows. For additional information regarding such lawsuits, see “Item 3. Legal Proceedings” below.

Our ability to operate our company effectively could be impaired if we lose key personnel.

          We manage our business with a number of key personnel, including our executive officers, the loss of whom could have a material adverse effect on our business and our results of operations, financial condition and cash flows.  Only our Executive Chairman, James R. Fisher, has an employment agreement with us, which has a current term that expires on June 30, 2007.  Effective July 1, 2006, Mr. Fisher relinquished his position as Chief Executive Officer and continues to serve as Executive Chairman of the Board.  In addition, as our business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. We may not be able to continue to employ key personnel and may not be able to attract and retain qualified personnel in the future.  Failure to retain or attract key personnel could have a material adverse effect on our business and our results of operations, financial condition and cash flows. We do not have “key person” life insurance to cover our executive officers.

Our debt service obligations could impede our operations, flexibility and financial performance.

          Our level of debt could affect our financial performance. As of December 31, 2006, we had consolidated indebtedness (other than trade payables and certain other short term debt) of approximately $100.0 million and additional availability under our credit facility of $25.0 million. In addition, borrowings under our credit agreement bear interest at rates that may fluctuate. Therefore, increases in interest rates on the obligations under our credit agreement would adversely affect our income and cash flow that would be available for the payment of interest and principal on the loans under our credit agreement. Our interest expense for the year ended December 31, 2006 was $5.7 million.

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

We are subject to restrictive covenants, which may restrict our operational flexibility.

          Our credit facility and the Merger Agreement with Farmers contains various operating covenants, including among other things, restrictions on our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. These restrictions could limit our ability to take actions that require funds in excess of those available to us.

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

          Our results of operations depend in part on the performance of our invested assets. As of December 31, 2006, 99.6% of our investment portfolio was invested in fixed maturity securities with the remainder in one private equity investment. Certain risks are inherent in connection with fixed maturity securities, including loss upon default and price volatility in reaction to changes in interest rates, credit spreads, deterioration in the financial condition of the issuers and general market conditions. An increase in interest rates lowers prices on fixed maturity securities, and any sales we make during a period of increasing interest rates may result in losses. Also, investment income earned from future investments in fixed maturity securities will decrease if interest rates decrease.

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

          For the year ended December 31, 2006, we generated approximately 70% of our gross written premium in our top three states, California, Florida and Michigan. California, our largest market, represented approximately 40% of our gross written premium in 2006. Our revenues and profitability are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in those states. Changes in any of those conditions could have an adverse effect on our results of operations, financial condition and cash flows. Adverse regulatory developments in any of those states, which could include, among others, reductions in the rates permitted to be charged, inadequate rate increases, restrictions on our ability to reject applications for coverage or on how we handle claims, or more fundamental changes in the design or implementation of the automobile insurance regulatory framework, could have a material adverse effect on our results of operations, financial condition and cash flows.

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

          Some of our producers are material to our business. For the year ended December 31, 2006, our top 10 producers, as measured by premium value, accounted for 20.1% of our gross written premium.  Although we believe that our relationships with our major producers are good, we do not have long-term contracts with any of them, which is typical of our industry. If any of these producers were to reduce their business with us, or if we were unable to continue to do business with them on terms as favorable to us as our current terms or at all, our financial condition, results of operations and cash flows could suffer materially.

We have terminated and commuted our significant reinsurance agreements; therefore, we will retain more risk, which could result in losses.

          Effective January 2006, all of the material reinsurance agreements to which we had been a party had been terminated and commuted, and the reinsurers have been released from all future liabilities under the agreements.  Thus, we will retain more gross written premium over time, but will also retain more of the related losses. The termination and commutation of our significant reinsurance agreements will increase our risk and exposure to losses, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Item 1B.  Unresolved Staff Comments

          Not applicable – there are no unresolved staff comments.

Item 2. Properties

          We lease an aggregate of approximately 317,000 square feet of office space in numerous cities throughout the United States.  Our most significant leased office spaces are located in Davie, Florida with approximately 100,000 square feet; Independence, Ohio with approximately 60,000 square feet; Orange, California with approximately 39,000 square feet; Phoenix, Arizona with approximately 24,000 square feet; and Centennial, Colorado with approximately 29,000 square feet.  During 2006, we terminated the lease for a storage facility in Dania, Florida with approximately 10,000 square feet.  We also opened an office in Southfield, Michigan with square footage of approximately 1,700 and expanded the existing office in North Charleston, South Carolina by approximately 1,500 square feet.

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

          We have cooperated with the FOIR, the SEC and the USAO.  All of the material reinsurance agreements to which we have been a party have been terminated and settled, and the reinsurers have been released from all future liabilities under the agreements.  Inasmuch as the governmental investigations are ongoing and the various regulatory authorities could reach conclusions different from our conclusions concerning the treatment of these transactions that are reflected in our financial statements, it would be premature to reach any conclusions as to the likely outcome of these matters or their potential impact upon us.

          We are named as a defendant in a number of class action and individual lawsuits arising in the ordinary course of business, the outcomes of which are uncertain at this time. These cases include those plaintiffs who challenge various aspects of our claims and marketing practices and business operations and seek restitution, damages and other remedies.  We plan to contest the outstanding lawsuits vigorously.  We believe the current assumptions and other considerations we use to estimate our potential liability for such litigation are appropriate.  While it is not possible to know with certainty the ultimate outcome of such lawsuits, based on the facts currently available to us, we believe we have adequately reserved for our existing known litigation and that such litigation will not have a material adverse effect the Company, including, without limitation, on its future results of operations, financial condition or cash flows. In view of the uncertainties regarding the outcome of these lawsuits, as well as the tax-deductibility of any related payments, it is possible that the ultimate cost to us of these lawsuits could exceed the reserves we establish by amounts that would have a material adverse effect on the Company, incuding, without limitation, on its future results of operations, financial condition and cash flows in a particular quarter or year.

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2006.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

           Our common stock, $0.01 par value per share (“Common Stock”), is listed on the New York Stock Exchange (“NYSE”) under the symbol “BRW”.  The following table sets forth the high, low, and closing market prices of our Common Stock during each of the four calendar quarters of 2006 and 2005.  The high, low and closing prices set forth below are as reported on the NYSE’s consolidated transaction reporting system.

For the quarter ended:	High	Low	Close	Dividends per Share

March 31, 2006	$20.49	$17.72	$19.25	$0.07
June 30, 2006	19.35	14.75	16.00	0.07
September 30, 2006	16.04	13.68	14.55	0.07
December 31, 2006	16.70	13.53	15.83	0.08

For the quarter ended:	High	Low	Close	Dividends per Share

March 31, 2005	$21.80	$14.91	$15.50	$0.05
June 30, 2005	18.49	14.76	18.30	0.07
September 30, 2005	19.64	15.80	18.25	0.07
December 31, 2005	19.75	17.12	19.03	0.07

          As of February 28, 2007, there were 1,195 registered holders of record of our Common Stock.  A significant number of outstanding shares of Common Stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.

          The table above reflects the frequency and amount of cash dividends that we paid on our Common Stock during 2006 and 2005.  We paid $0.29 per common share for a total dividend payout of $8.5 million with respect to our Common Stock during the year ended December 31, 2006 and $0.26 per common share for a total dividend payout of $8.0 million during the year ended December 31, 2005.  The declaration and payment of dividends is subject to the discretion of our Board of Directors, and will depend on, among other things, our financial condition, results of operations, capital and cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by our subsidiaries, restrictions under our credit facility on our ability to pay dividends to our stockholders and other factors deemed relevant by the Board of Directors.  Under the Merger Agreement with Farmers, without Farmer’s prior written consent, the Company is only permitted to pay a regular quarterly dividend with respect to our Common Stock not to exceed $0.08 per share.  For a discussion of our cash resources and needs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

          We are a holding company without significant operations of our own.  Dividends from our subsidiaries are our principal source of funds.  Insurance laws limit the ability of our insurance subsidiaries to pay dividends to us.  Our non-insurance subsidiaries’ earnings are generally unrestricted as to their availability for the payment of dividends subject to customary state corporate laws regarding solvency.  See “Item 1.  Regulatory Matters – Regulation of Dividends.”  Our subsidiaries also are not permitted to pay dividends without Farmer’s prior written consent.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Securities Authorized for Issuance Under Equity Compensation Plans

          The table below shows information with respect to our equity compensation plans and individual compensation arrangements as of December 31, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance (A)

Equity compensation plans approved by security holders:	—	—	—
Equity compensation plans not approved by security holders: (1)	3,011,984	$4.13	2,378,981

(A)

Amounts reflected in this column exclude securities reflected in the column entitled “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”  The amounts reflected in this column include 2,212,084 shares of Common Stock available for issuance under our 2004 Stock Incentive Plan (the “2004 Plan”) in the form of restricted stock as well as options and other derivative securities convertible into Common Stock that are issuable under the 2004 Plan and Phantom Shares that are issuable under our Non-Employee Directors’ Plan and the 2004 Plan.  See Note 10 to the Consolidated Financial Statements included herein.

(1)

All outstanding options, warrants and other rights were issued as follows and were not subject to stockholder approval because the Company was privately held until an initial public offering on February 12, 2004:

•	Options issued under our 1998 Stock Option Plan for Management and Key Employees (the “1998 Plan”). See Note 10 to the Consolidated Financial Statements included herein.
•	Options issued under the 2004 Plan. See Note 10 to the Consolidated Financial Statements included herein.
•	Phantom Shares issued under our Non-Employee Directors’ Plan
•

Options originally issued to Firemark Partners, LLC, on July 23, 2002, to purchase 521,520 shares of Common Stock at an exercise price of $3.83 per share pursuant to a Services Agreement, dated July 24, 2002.  See Notes 8 and 10 to the Consolidated Financial Statements included herein.

•

Warrants issued to Inter-Ocean Reinsurance (Ireland) Limited, on July 1, 2001, to purchase 782,280 shares of Common Stock at an exercise price of $3.83 per share.  See Note 10 to the Consolidated Financial Statements included herein.

•

Options issued to Fisher Capital LLC, from July 9, 1998 to October 1, 2003, to purchase 873,546 shares of Common Stock at an exercise price of $3.83 per share.  These options are fully vested.  See Note 8 to the Consolidated Financial Statements included herein.

•

Options issued to George O’Brien, currently our Senior Vice President-Chief Legal Officer, on April 1, 2003, while he was outside counsel, to purchase 19,557 shares of Common Stock at an exercise price of $3.83 per share.  These options are fully vested.  See Note 10 to the Consolidated Financial Statements included herein.

Recent Sales of Unregistered Securities

          There were no sales of unregistered securities during the year ended December 31, 2006.

Purchases of Equity Securities by the Registrant

          The following table contains information about our purchases of our equity securities during the fourth quarter of 2006.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value that May Yet Be Purchased Under the Plan

December 1 - 31, 2006	916	$15.96	—	—

Total	916	$15.96	—	—

(1)

The amounts in this column constitute shares of restricted stock withheld to reimburse us for withholding taxes that we paid upon the vesting of restricted stock awarded to employees, at an average price of $15.96 per share, based on the last reported closing price per share of our Common Stock, as reported by the NYSE on the vesting date.

          For additional information concerning our capitalization, please see Note 10 to the Consolidated Financial Statements included herein.

Item 6. Selected Financial Data

          The following table presents our historical financial and operating data as of the dates or for the periods indicated.  We derived the data as of and for each of the five years ended December 31, 2006 from our audited consolidated financial statements.  The results of operations for past accounting periods are not necessarily indicative of the results to be expected for any future accounting periods.  You should read this summary in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

	As of or For the Twelve Months Ended December 31,

	2006	2005	2004	2003	2002

	(dollars in millions, except per share data)
Statement of Operations Data:
Revenues:
Net earned premium	$581.0	$595.1	$325.3	$274.0	$241.0
Net investment income	21.4	17.2	9.0	6.7	6.4
Realized gain (loss) on investments, net	0.1	(0.1)	—	1.2	0.3
Policy service fee revenue	54.7	62.5	74.1	69.2	47.3
Outsourcing servicing fees (a)	—	—	—	0.1	0.9
Other income	3.8	2.9	2.5	1.6	2.0

Total revenues	661.0	677.6	410.9	352.8	297.9

Costs and Expenses:
Losses and loss adjustment expenses incurred	394.1	394.6	219.4	199.7	200.5
Commissions and other underwriting expenses	152.8	154.1	58.4	51.8	42.1
Other operating and general expenses	42.9	40.3	32.6	26.7	19.6
Litigation expense (b)	—	—	—	17.4	14.3
Interest expense	5.7	4.2	3.0	3.1	4.6
Extinguishment of debt	1.3	—	1.6	—	—

Total costs and expenses	596.8	593.2	315.0	298.7	281.1

Income before income taxes	64.2	84.4	95.9	54.1	16.8
Income tax expense	22.1	29.7	34.8	20.6	5.3

Net Income	$42.1	$54.7	$61.1	$33.5	$11.5

Balance Sheet Data:
Cash and investments	$545.0	$487.3	$295.1	$150.5	$139.9
Total assets	944.6	893.4	1,040.9	777.9	633.1
Reserve for losses and loss adjustment expenses	239.2	221.4	222.3	202.3	157.4
Long-term debt, including current portion	100.0	69.9	73.4	71.5	71.5
Total liabilities	587.8	556.4	718.6	639.1	530.3
Stockholders’ equity	356.8	337.0	322.3	138.7	102.8

Operating Data:
Gross written premium	$595.0	$617.9	$752.9	$648.2	$481.8
Net written premium	604.0	653.1	369.0	263.0	236.3

Per Share Data:
Earnings per share - basic	$1.44	$1.78	$1.99	$1.41	$0.48
Earnings per share - diluted	1.37	1.70	1.89	1.32	0.48
Book value per share	12.09	11.13	10.11	5.82	4.32

Ratios:
Loss ratio	67.8%	66.3%	67.4%	72.9%	83.2%
Expense ratio	23.6%	21.7%	4.5%	2.8%	4.7%

Combined ratio	91.4%	88.0%	71.9%	75.7%	87.9%

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          We have derived the following discussion and analysis of the results of operations for the three years ended December 31, 2006, and our financial condition as of each year-end, from the consolidated financial statements included elsewhere in this document.  You should read this discussion and analysis in conjunction with such financial statements.

Overview

          We derive our revenues principally from the following:

•	net premiums earned, which comprises the premiums we earn from sales of automobile insurance policies less those premiums that we cede to reinsurers;

•	net investment income we earn on our invested assets;

•	policy service fee revenues, which are composed primarily of policy origination fees and installment fees billed to our policyholders; and

•

other income, which primarily represents commission income we earn for producing insurance policies written by an unrelated policy issuing county mutual insurance company in Texas, which policies we reinsure through a quota share reinsurance agreement.

Our expenses consist predominately of the following:

•

losses and LAE, including estimates for losses and LAE incurred during the period and changes in estimates from prior periods, less the portion of those insurance losses and LAE that we ceded to reinsurers;

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

The Merger Agreement with Farmers

          On March 1, 2007, we entered into a Merger Agreement with Farmers Group, Inc. pursuant to which BWH Acquisition Company, a wholly owned subsidiary of Farmers (“Merger Sub”), will be merged with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly-owned subsidiary of Farmers.  Pursuant to the Merger Agreement, at the effective time and as a result of the Merger, each then outstanding share (each a “Share”) of Common Stock, including restricted stock (which vests upon a change in control), will be cancelled and converted into the right to receive $22.50 in cash per Share, without interest (the “Merger Consideration”). Each share of Common Stock that is subject to a then outstanding option and warrant that is vested or vests upon a change in control will be converted into the right to receive the Merger Consideration less the exercise price per Share for the option and warrant. Each Phantom Share under our Non-Employee Directors’ Plan also will be converted into the right to receive the Merger Consideration.  Consummation of the Merger is subject to various customary closing conditions, including, but not limited to, (1) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (2) all insurance antitrust approvals and regulatory approvals from certain insurance departments, (3) absence of certain orders preventing the Merger, and (4) the approval of the Merger Agreement by our stockholders.  We currently expect the Merger to close before the end of 2007.

Products and Services

           We continuously monitor the profitability of our business at a highly detailed level.  We seek rate changes based on indicated profitability related to our targets.  We believe we can continue to improve our product structure by filing class plan changes that lower rates for certain market segments that produce favorable results relative to our average in a given state and raise rates for other poorer performing segments.  We modified rates 64 times in 2006.  Eighteen of such modifications were increases, 19 were revenue neutral, 14 were decreases, and 13 were new product introductions. The overall effect of these modifications was an increase to our overall rate level by 1.1%.

          In the aggregate, we utilized point-of-sale underwriting to process over 99% of our new business applications in 2006.  We have fully deployed OneStep, our browser-based point-of-sale underwriting system, in 12 states for both new business and endorsements.

          We have an exclusive license to use OneStep in the non-standard automobile insurance industry through December 2009.  OneStep and OneStep Raptor use technology to provide fast and accurate quotes by accessing third-party information at the point of sale, including an applicant’s driving record, accident history and, where permitted by law, credit reports.  This process reduces the frequency of uprates (increases in premiums after issuance) which may occur when an application is incomplete or inaccurate.  Our point-of-sale application systems permit the producer to print the policy, the identification cards and, in certain cases, the policy declaration page, once the verifications are complete, usually within minutes.

          We are in the process of deploying a new more segmented point-of-sale product called Select 2.0.  We designed this product to be broadly competitive.  We have used advanced statistical techniques, most significantly Generalized Linear Models (“GLMs”), to create a new rating algorithm.  GLMs are a family of regressions in which different distributions can be examined to determine which is most predictive.  Additionally, we are employing our own proprietary credit model and vehicle symbol set in the rating process.  During 2006, we launched the Select 2.0 product in 12 states, including six states during the fourth quarter.  Preliminary results indicate that the product has been well received.  In the 12 states in which we deployed the product, our aggregate written premium in 2006 increased 13% to $307.8 million compared to $273.0 million in 2005.  By mid-2007, we expect to have introduced Select 2.0 in 20 of the 22 states in which we operate.  We cannot deploy Select 2.0 in California because of regulatory constraints, and in Georgia, we believe that it will take longer to obtain regulatory approval.  We are satisfied with this product’s performance to date.

Distribution and Marketing

          Increasing the number of producers with which we do business is one important aspect of our growth strategy.  We attempt to target producers in geographic areas where we are under-represented and where we believe we can write profitable business.  During 2006, we increased our total number of producers to 9,141 and our total number of producer locations to 12,391.  This compares to 8,701 producers and 11,674 producer locations as of September 30, 2006, and 7,720 producers and 10,361 producer locations as of December 31, 2005.  The following table displays our producer representation in our top five states and in all of our other states collectively as of December 31, 2006 and December 31, 2005.

	Producers		Producer Locations

State	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005

California	1,612	1,099	2,426	1,896
Florida	1,572	1,289	2,045	1,582
Michigan	630	601	911	813
Texas	937	841	1,499	1,318
South Carolina	399	372	449	416
All Other	3,991	3,518	5,061	4,336

Totals	9,141	7,720	12,391	10,361

Policies-in-Force

          The number of policies in force is a significant driver of our gross earned premium.  The table below shows our average number of policies in force and gross earned premium for the years ended December 31, 2006, 2005 and 2004.

	Twelve Months Ended December 31,			% Change 2006	% Change 2005

	2006	2005	2004

	(in thousands)
Average number of policies in force	406.5	446.1	487.7	-8.9%	-8.5%
Gross earned premium	$590,719	$646,944	$695,605	-8.7%	-7.0%

          The average number of policies in force for 2006 decreased by 8.9% compared to 2005 consistent with a decline in gross earned premium of 8.7% over the same period.  Similarly, the average number of policies in force for 2005 declined by 8.5% compared to 2004, while gross earned premium declined by 7.0% over the same period.  At December 31, 2006, we had approximately 414,000 policies in force compared to approximately 406,000 at December 31, 2005, an increase of 2.0%, and approximately 481,000 at December 31, 2004, a decrease of 15.6%.

          Overall, average daily new business production in 2006 was stable compared to 2005 with less than 1% growth.  However, average daily new business production began to improve significantly in the fourth quarter of 2006 with 23% growth compared to the fourth quarter of 2005.  For the month of January 2007, we continued to see growth in average daily new business production, which increased 33% compared to January 2006 and 17% compared to the quarter ended December 31, 2006.  Growth in new business is one component of gross written premium.  Other components include renewal premium, rewrite premium, and positive endorsement premium, which increase our written premium, as well as cancellations, negative endorsement premium, and non-renewals, which reduce our written premium.  The performance of these other components relative to prior periods, known as persistency, has a significant impact on our written and earned premium.  In addition, new business production is a policy count metric.  Average premium per policy also plays a large role in determining gross written premium.  As an example, in California, we write predominantly twelve-month policies, which have twice the average premium of a six-month policy.  An increase in twelve-month policies, or any higher average premium policy, would increase gross written premium, and a move to six-month polices, which we predominantly write in states other than California, would depress gross written premium, all other factors being equal.

          We continue to emphasize productivity and efficiency by closely managing our staffing levels in relation to transaction volume in our claims and policy service divisions.  At December 31, 2006, our staff count was 1,154 compared to 1,164 at September 30, 2006 and 1,213 at December 31, 2005.  We employ various metrics to evaluate service performance so that we may ensure that service levels are meeting or exceeding our benchmarks.

Operating Results – Key States

          Market conditions in the states in which we operate are competitive to varying degrees.  We monitor the rate and underwriting activity of the other market participants in each state in which we do business.  During the fourth quarter of 2006, we tracked 322 rate revisions by companies we monitor as detailed in the table below.

	Three months ended December 31, 2006

State	Increases	Decreases	Revenue-neutral	Total

California	4	9	99	112
Florida	17	7	22	46
Michigan	—	—	1	1
Texas	2	6	5	13
South Carolina	—	—	1	1
All Other	29	30	90	149

Total Rate Changes	52	52	218	322

          Some companies with which we compete, primarily in California, do not verify certain underwriting information, which has the effect of lowering the premium they charge, and thus attracting more business.  In addition, in California and in other states, some companies with which we compete pay incentives to agents and brokers, such as contingent commissions.  Also, some competitors spend significant sums on national and local advertising.  In all of our markets, we have not relaxed our underwriting standards, we do not pay incentives to agents and brokers, and we do not spend significantly on consumer advertising.  In the fourth quarter of 2006, we began to observe a reversal of some of these trends and, as a result, our gross written premium for the quarter ended December 31, 2006 declined by only 4.5% compared to the same quarter of 2005, our best performance of the year.

          One of our objectives is to increase our geographic diversification over time.  Although California continues to be our largest state, our mix of premium writings has become more geographically diverse.  For the year ended December 31, 2006, we derived 40% of our gross written premium from California compared to 46% for the year ended December 31, 2005.  California, Florida and Michigan collectively accounted for 70% of our gross written premium for the year ended December 31, 2006, down from 75% for the year ended December 31, 2005.  We also look to enter new large non-standard markets with favorable regulatory environments.

          Gross written premium by state and in the aggregate before and after the change in the provision for cancellations for the years ended December 31, 2006, 2005, and 2004 are presented below.

	Twelve Months Ended December 31,			% Change 2006	% Change 2005

State	2006	2005	2004

	(dollars in millions)
California	$239.5	$277.4	$396.2	-13.7%	-30.0%
Florida	106.0	91.2	100.8	16.2%	-9.5%
Michigan	70.3	83.5	71.9	-15.8%	16.1%
Texas	31.0	22.5	16.7	37.8%	34.7%
South Carolina	28.8	20.2	17.4	42.6%	16.1%
Pennsylvania	23.9	18.0	15.2	32.8%	18.4%
New Hampshire	13.5	15.7	12.9	-14.0%	21.7%
Colorado	12.0	7.4	4.7	62.2%	57.4%
Maine	11.8	14.1	13.2	-16.3%	6.8%
Virginia	10.9	9.1	11.4	19.8%	-20.2%
All other (includes 12 states)	45.4	39.9	46.1	13.8%	-13.4%

Gross written premium, before change in expected policy cancellation provision	$593.1	$599.0	$706.5	-1.0%	-15.2%
Change in expected policy cancellation provision	1.9	18.9	46.3	n/m	n/m

Gross written premium	$595.0	$617.9	$752.8	-3.7%	-17.9%

          Changes in gross written premium, as detailed above, vary significantly by state and are influenced by a variety of factors, including competitive conditions and regulatory environments within each state, our strategies with respect to product pricing, and changes in the number and location of producers.  In the aggregate, our gross written premium decreased by 4% in 2006 compared to 2005.  Included in these figures is a change in the provision for expected policy cancellations that increased gross written premium by less than 1% in 2006, by 3% in 2005, and by 6% in 2004.  We provide for expected policy cancellations in order to adjust written premium to amounts we expect to ultimately collect and earn.  Because the cancellation provision adjusts our unearned premium for amounts we expect will not be collected, the changes in the provision are impacted by changes to both the rate of cancellations and the unearned premium reserve.  Our cancellation experience has steadily improved in the last three years.  The rate of expected cancellation declined to 20.7% as of December 31, 2006 compared to 21.7% as of December 31, 2005 and 24.7% as of December 31, 2004.  Decreases to the provision added $1.9 million, $18.9 million and $46.3 million to gross written premium during 2006, 2005 and 2004.

          In California, gross written premium declined by 14% in 2006 and by 30% in 2005 due to continued competitive market conditions in this state.  In our other states, in the aggregate, our gross written premium grew by 10% in 2006 and by 4% in 2005.  While our competitors’ rates, as filed, remain stable, some have relaxed underwriting standards by not verifying miles driven, driving experience, or other underwriting information, which can significantly affect policy premiums.  This practice has resulted in lower policy premiums for some drivers, making it more difficult for companies not engaging in such practices to attract new customers and retain those that seek alternative quotes at renewal.  We have not relaxed our underwriting standards and do not intend to do so in the future.  Recent California regulations require auto insurers to implement procedures to verify annual mileage.

          In Florida, our second largest state, gross written premium grew by 16% in 2006, following a decline of 10% in 2005.  On August 1, 2006, we deployed our Select 2.0 product in Florida.  (See “Overview – Products and Services” above.)  We attribute much of the premium growth in Florida during 2006 to the introduction of this new product.  Most agents in Florida use third party software that compares rates and, as a result, our new program became available very broadly and very quickly.  We continue to observe signs that the rates in the Florida market are firming.  As detailed in the table above, these revisions continue the trend of rate increases outnumbering rate decreases among competitors’ rate filings that we first noted during the fourth quarter of 2005.

          In Michigan, our third largest state, gross written premium declined by 16% in 2006 and grew by 16% in 2005.  We attribute the decline in volume in 2006 principally to rate increases that we implemented in January and April 2006 in response to increasing severity of personal injury protection (“PIP”) claims in Michigan.  On October 30, 2006, we introduced our Select 2.0 product in Michigan.  (See “Overview – Products and Services” above.)  Most agents in Michigan do not use third party software that compares rates, resulting in a slower roll-out of the product in this state.  Nevertheless, we have begun to see early indications that the product is making inroads into the marketplace, as processed written premium grew slightly in December 2006 to $5.9 million compared to $5.8 million in December 2005.

          In Texas, gross written premium grew by 38% in 2006 and by 35% in 2005.  In June 2006, we introduced our Select 2.0 product in Texas.  (See “Overview – Products and Services” above.)  The new product has been well received, as much of the premium growth in 2006 came in the latter half of the year.

          In South Carolina, gross written premium grew by 43% in 2006 and by 16% in 2005.  We introduced our Select 2.0 product in South Carolina in September 2006.  (See “Overview – Products and Services” above.)  Since we introduced this product, we have seen an increase in the growth rate of our premium writings in this state.

          The table below shows our gross written premium by state and quarter for the twelve months ended December 31, 2006:

	Three Months Ended				Twelve Months Ended December 31, 2006

State	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006

	(dollars in millions)
California	$68.7	$60.2	$55.7	$54.9	$239.5
Florida	25.3	22.7	26.9	31.1	106.0
Michigan	19.5	17.6	17.1	16.1	70.3
Texas	6.1	5.9	10.0	9.0	31.0
South Carolina	6.6	5.4	6.7	10.1	28.8
Pennsylvania	5.9	7.2	6.0	4.8	23.9
New Hampshire	3.9	3.5	3.3	2.8	13.5
Colorado	2.1	2.7	3.4	3.8	12.0
Maine	3.3	3.0	3.1	2.4	11.8
Virginia	3.0	3.0	2.6	2.3	10.9
All other (includes 12 states)	12.1	10.9	11.2	11.2	45.4

Gross written premium, before change in expected policy cancellation provision	$156.5	$142.1	$146.0	$148.5	$593.1
Change in expected policy cancellation provision	0.7	1.1	0.1	—	1.9

Gross written premium	$157.2	$143.2	$146.1	$148.5	$595.0

Results of Operations

Twelve Months Ended December 31, 2006 compared to Twelve Months Ended December 31, 2005

Revenues

          The following table shows the gross and ceded written and earned premium for the twelve months ended December 31, 2006 and 2005.

	Twelve Months Ended December 31,

	2006		2005

	(dollars in thousands)
Gross written premium	$594,964		$617,873
Ceded written premium:
Other reinsurance	9,205		71,052
Effect of reinsurance commutation	(18,287	)(1)	(106,310	)(2)

Total ceded written premium	(9,082)		(35,258)

Net Written Premium	$604,046		$653,131

% Ceded, excluding effect of reinsurance commutation	1.5%		11.5%

Gross Earned Premium	$590,719		$646,944
Ceded Earned Premium	9,657		51,872

Net Earned Premium	$581,062		$595,072

% Ceded	1.6%		8.0%

(1) Amount represents the unearned premium previously ceded under our 2005 quota share resinsurance agreement, which we received as a result of the termination and commutation of this agreement.

(2) Amount represents the unearned premium previously ceded under our 2002-2004 quota share reinsurance agreement, which we received as a result of the termination and commutation of this agreement.

          Gross Written Premium. Gross written premium declined to $595.0 million for the twelve months ended December 31, 2006, or by 4%, compared to $617.9 million for 2005.  The decline in gross written premium emanated primarily from California where written premium fell by $37.9 million, or 14%, for the twelve months ended December 31, 2006 compared to 2005.  Our gross written premium in the other states in which we do business was higher in the aggregate by 10% for the twelve months ended December 31, 2006 compared to 2005.  We provide for expected policy cancellations in order to adjust written premium to amounts we expect to ultimately collect and earn.  (See “Operating Results – Key States” above.)  We reduced the provision by $1.9 million in 2006, which added less than 1% to our reported gross written premium, and by $18.9 million in 2005, which added 3% to our reported gross written premium.

          Net Written Premium.  Net written premium declined by 8% to $604.0 million for the twelve months ended December 31, 2006 from $653.1 million for 2005.  The decrease resulted primarily from the termination of quota share reinsurance agreements during the first quarters of both 2006 and 2005.  Upon termination of the quota share reinsurance agreements, we “recaptured” the previously ceded unearned premium, which added to our net written premium.  We recaptured $18.3 million in the first quarter of 2006 compared to $106.3 million in the first quarter of 2005, a decrease of $88.0 million.  In addition, net written premium for the twelve months ended December 31, 2005 was reduced by $60.8 million ceded premium pursuant to a 10% quota share reinsurance agreement in place during that time.  We had no quota share reinsurance agreement in effect during 2006.

          Net Earned Premium.  Net earned premium declined by 2% to $581.1 million for the twelve months ended December 31, 2006 from $595.1 million for 2005.  Net earned premium for the twelve months ended December 31, 2005 included a reduction of $42.5 million for premium ceded pursuant to a 10% quota share reinsurance agreement.  We had no quota share reinsurance agreement in effect during 2006.  Net earned premium, excluding the effect of the 2005 quota share reinsurance, decreased by $56.5 million, or 9%, for the twelve months ended December 31, 2006 compared to 2005, which is consistent with the decline in gross earned premium of 9% for the same period.

          Net Investment Income and Realized Gains and Losses on Investments.  Net investment income increased by 25% to $21.5 million for the twelve months ended December 31, 2006 compared to $17.2 million for 2005.  The tax equivalent book yield of our fixed maturity portfolio increased to 4.96% at December 31, 2006 from 4.52% at December 31, 2005.  For the twelve-month period, approximately $2.4 million of the increase in net investment income was due to the larger size of the investment portfolio, and approximately $1.9 million related to a higher investment portfolio yield.

          Net realized gains and losses on securities sales were insignificant for the twelve months ended December 31, 2006 and 2005.

          Policy Service Fee Revenue.  Policy service fee revenue declined by 12% to $54.7 million for the twelve months ended December 31, 2006 compared to $62.5 million for 2005.  Policy fee income generally correlates with gross earned premium.  Gross earned premium was lower by 9% for the twelve months ended December 31, 2006.   Our fee income as a percentage of gross earned premium declined to 9.3% for the twelve months ended December 31, 2006 from 9.7% for the twelve months ended December 31, 2005.  The decline is mostly attributable to a 14% decline in 2006 gross written premium in California, where our fees are higher than for the rest of our business on average, and decreases in our installment fees.  A greater percentage of our customers are signing up for electronic funds transfer (“EFT”) payment plans, on which we charge lower installment fees.  The EFT business is more persistent, produces lower losses and is less expensive to administer.  The portion of our policyholders who utilize EFT increased to 16% for 2006 compared to 7% for 2005.

Costs and Expenses

          Losses and LAE Incurred.  Losses and LAE incurred declined to $394.1 million for the twelve months ended December 31, 2006 compared to $394.6 million for 2005.  Our loss ratio increased by 1.5 points to 67.8% for 2006 from 66.3% for 2005.

          The following table displays our incurred losses and LAE related to the current accident year (losses and LAE occurring in the current fiscal year) and prior accident years (losses and LAE recognized in the current fiscal year related to accidents which took place in a prior fiscal year).

	Twelve Months Ended December 31,

	2006	2005

	(dollars in thousands)
Losses and LAE incurred - current accident year	$388,781	$394,597
Losses and LAE incurred - prior accident years	5,293	9

Total losses and LAE incurred	$394,074	$394,606

Loss ratio - current accident year	66.9%	66.3%
Loss ratio - prior accident years	0.9%	0.0%

Total loss ratio	67.8%	66.3%

          The increase in the loss ratio was primarily attributable to an increase in adverse development on loss and LAE reserves for prior years, which was $5.3 million in 2006 compared to an insignificant amount in 2005, or 0.9 points of the increase.  Adverse development occurs when loss and LAE reserves established for accidents that took place in years prior to the current year prove to be inadequate and management increases those reserves to reflect the revised estimate of the ultimate losses related to such accidents.  Such increases result in a charge to loss and LAE incurred in the current year.  The remainder of the increase in the loss ratio is attributed to a 0.6 point increase in the current accident year loss ratio, which is principally due to an increase in our LAE ratio.  The LAE ratio has increased as premium volume has declined because a portion of our claims department’s costs are fixed or semi-fixed and cannot be adjusted immediately in response to changes in volume.

          Commissions and Other Underwriting Expenses.  Commissions and other underwriting expenses declined to $152.8 million for the twelve months ended December 31, 2006 compared to $154.0 million for 2005.  This category of expenses includes producers’ commissions, premium taxes and Company expenses that relate to the production of and vary with premium, reduced by ceding commission income.

          The following table provides detail of our commissions and other underwriting expenses before and after reinsurance.

	Twelve Months Ended December 31,

	2006	2005

	(dollars in thousands)
Gross commissions	$87,700	$95,371
Premium tax expense	12,272	14,564
Other underwriting expenses	52,751	56,400

Gross expenses	152,723	166,335

Ceding commissions	(102)	12,295

Commissions and other underwriting expenses	$152,825	$154,040

Gross expense ratio	23.2%	21.8%
Net expense ratio	23.6%	21.7%

          Commissions and other underwriting expenses for the twelve months ended December 31, 2005 were reduced by ceding commission income of $12.3 million pursuant to a 10% quota share reinsurance agreement.  We had no quota share reinsurance agreement in effect during 2006.  Commissions and other underwriting expenses, excluding the effect of reinsurance, declined by 8% to $152.7 million from $166.3 million for the twelve months ended December 31, 2006 compared to 2005, which is consistent with the decline in gross earned premium of 9% for the same period.

          Other Operating and General Expenses. Other operating and general (“G&A”) expenses were $42.9 million for the twelve months ended December 31, 2006 compared to $40.3 million for 2005, an increase of $2.6 million.  Costs associated with governmental investigations concerning our reinsurance agreements added $2.7 million before taxes during the twelve months ended December 31, 2005, while we incurred an insignificant amount of such expenses in 2006.  G&A expenses, excluding the expenses related to such regulatory inquiries in 2005, increased by $5.3 million for the twelve months ended December 31, 2006, compared to 2005.  The most significant factor contributing to this growth was a change in the allocation of total Company expenses between commissions and other underwriting (“Underwriting”) expenses and G&A expenses.  We conduct a periodic review of the allocation of total Company expenses between such categories based upon the mix of activities performed by our various departments.  Based on our latest study, we allocated a higher proportion of total Company expenses to G&A expenses and a smaller proportion to Underwriting expenses than we did for the same periods of 2005.  Total Company expenses, excluding the expenses related to such regulatory inquiries in 2005, changed insignificantly for the twelve months ended December 31, 2006 compared to 2005.

          Interest Expense.  Interest expense was $5.7 million for the twelve months ended December 31, 2006 compared to $4.2 million for 2005, an increase of $1.5 million.  The increase in interest expense is primarily attributable to the refinancing of our credit facility on July 31, 2006, which increased the amount of our term loan to $100.0 million.  In addition, increasing interest rates also contributed to the increase in interest expense.  The interest on our credit facility debt is variable and is tied to the London Interbank Offered Rate (“LIBOR”).  The average LIBOR rate was higher during the twelve months ended December 31, 2006 than in 2005.  The aggregate weighted average interest rate we incurred was 6.5% during the twelve months ended December 31, 2006 compared to 5.0% during 2005.  As of December 31, 2006, we had $100.0 million of outstanding credit facility debt as compared to $69.9 million as of December 31, 2005.

          Extinguishment of Debt.   We refinanced our credit facility, repaid the pre-existing term loan, and increased the amount of our term loan on July 31, 2006.  We incurred a non-recurring non-cash pre-tax charge of $1.3 million during the twelve months ended December 31, 2006, resulting from the write-off of the unamortized portion of the deferred financing costs associated with the debt that was repaid.

          Income Taxes. Income taxes for the twelve months ended December 31, 2006 were $22.1 million, or 34.4% of income before income taxes.  This effective tax rate of 34.4% comprises 31.78% federal income taxes and 2.62% state income taxes.  Income taxes for the twelve months ended December 31, 2005 were $29.7 million, or 35.17% of income before income taxes.  This effective tax rate of 35.17% comprises 33.55% federal income taxes and 1.62% state income taxes.

          Ratios. The table below displays the key components of the combined ratio:

	Twelve months ended December 31,

	2006	2005

Loss ratio	67.8%	66.3%

Direct commission ratio	15.1%	16.1%
Ceding commission (income) ratio	0.0%	-2.1%
Underwriting expense ratio	11.2%	11.9%
Other operating and general expense ratio	7.4%	6.8%
Fee and other (income) ratio	-10.1%	-11.0%

Net expense ratio	23.6%	21.7%

Combined ratio	91.4%	88.0%

          Our combined ratio was 91.4% for the twelve months ended December 31, 2006 compared to 88.0% for 2005, an increase of 3.4 points.  For the twelve-month period, the loss ratio increased 1.5 points (see “Losses and LAE Incurred” above) and the expense ratio increased 1.9 points.  Approximately 2.1 points of the increase in the expense ratio was attributed to the absence of ceding commission income for the twelve months ended December 31, 2006 compared to 2005.  In addition, 0.9 points of the increase in the expense ratio was due to lower fee and other income during the twelve months ended December 31, 2006 compared to 2005.  These increases in the expense ratio were mitigated by a decrease in the direct commission ratio of 1.0 points.

          The table below displays our gross, ceded, and net underwriting results, as well as the related gross, ceded and net loss, expense and combined ratios:

	Twelve Months Ended December 31,

	2006	2005

Underwriting Results Before Reinsurance
Revenues
Gross earned premium	$590,719	$646,944

Expenses
Losses and loss adjustment expenses incurred	420,369	431,791
Commissions	87,700	95,371
Other underwriting expenses	65,023	70,964
Other operating and general expenses	42,908	40,297

Total underwriting expenses	616,000	638,423

Gross underwriting result	(25,281)	8,521
Policy service fee revenue and other income	58,480	65,395

Pretax underwriting income	$33,199	$73,916

Gross loss ratio	71.2%	66.7%
Gross expense ratio	23.2%	21.8%

Gross combined ratio	94.4%	88.5%

Reinsurance Ceded Results
Revenues
Ceded earned premium	$9,657	$51,872

Expenses
Ceded losses and loss adjustment expenses incurred	26,295	37,185
Ceding commissions	(102)	12,295

Total underwriting expenses	26,193	49,480

Ceded underwriting (loss) income	$(16,536)	$2,392

Ceded loss ratio	272.3%	71.7%
Ceded expense ratio	-1.1%	23.7%

Ceded combined ratio	271.2%	95.4%

Net Underwriting Results
Revenues
Net earned premium	$581,062	$595,072

Expenses
Net losses and loss adjustment expenses incurred	394,074	394,606
Commissions - net of reinsurance	87,802	83,076
Other underwriting expenses	65,023	70,964
Other operating and general expenses	42,908	40,297

Total underwriting expenses	589,807	588,943

Net underwriting result	(8,745)	6,129
Policy service fee revenue and other income	58,480	65,395

Pretax underwriting income	$49,735	$71,524

Net loss ratio	67.8%	66.3%
Net expense ratio	23.6%	21.7%

Net combined ratio	91.4%	88.0%

Twelve Months Ended December 31, 2005 compared to Twelve Months Ended December 31, 2004

Revenues

          The following table shows the gross and ceded written and earned premium for the twelve months ended December 31, 2005 and 2004.

	Twelve Months Ended December 31,

	2005	2004

	(dollars in thousands)
Gross written premium	$617,873	$752,859

Ceded written premium:
Quota share reinsurance and other	71,052	383,848
Effect of reinsurance commutation	(106,310)*	—

Total ceded written premium	(35,258)	383,848

% Ceded, excluding effect of reinsurance commutation	11.5%	51.0%

Gross earned premium	$646,944	$695,605
Ceded earned premium	51,872	370,284
% Ceded	8.0%	53.2%

* Amount represents the unearned premium previously ceded under our 2002-2004 quota share reinsurance agreement, which we received as a result of the termination and commutation of this agreement.

          Gross Written Premium. Gross written premium decreased to $617.9 million for the twelve months ended December 31, 2005, or by 18%, compared to $752.9 million for 2004.  The decline in gross written premium emanated primarily from California where written premium declined by 30% for the year.  Generally, we observed increasingly competitive conditions during 2005 in the states where we did business.  Because we exercised underwriting and pricing discipline, we saw our volume of business decline in several states, most notably, California and Florida, and grow more slowly in many other states compared to 2004.  We provide for expected policy cancellations in order to adjust written premium to amounts we expect to ultimately collect and earn.  (See “Operating Results – Key States” above.)  During 2005, we reduced the provision by $18.9 million, which added 3% to our reported gross written premium for the year.

          Net Written Premium.  Net written premium increased by 77% to $653.1 million for the twelve months ended December 31, 2005 from $369.0 million for the comparable period of 2004.  Of the increase in net written premium, $313.2 million was due to the reduction in the cession percentage to 10% for 2005 business from 50% for 2004 business and $106.3 million was due to the termination and commutation of our 2002-2004 quota share reinsurance agreement effective January 1, 2005.  As of January 2006, all of the material reinsurance agreements to which we had been a party had been terminated and commuted, and the reinsurers had been released from all future liabilities under the agreements.  See “Business – Reinsurance” above.

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

          Net Investment Income and Realized Losses and Gains on Investments.  Net investment income was $17.2 million for the twelve months ended 2005 compared to $9.0 million for the same period of 2004.  Most of the increase was attributable to a larger invested asset base on average during 2005 compared to 2004.   Our initial public offering, which we completed in February 2004, provided $113.4 million of net proceeds and the termination and commutation of our 2002-2004 quota share reinsurance agreement resulted in our receipt of $196.6 million in January 2005.  Excluding the proceeds from the reinsurance termination, cash flow from operations aggregated $56.3 million for the twelve months ended December 31, 2005 compared to $45.9 million for the twelve months ended December 31, 2004.  The increased cash flow also contributed to the growth in invested assets and increased net investment income.  The average pre-tax equivalent investment yield on our investment portfolio increased to 4.52% as of December 31, 2005 from 4.30% as of December 31, 2004.

          Net realized gains and losses on securities sales were insignificant for the twelve months ended December 31, 2005 and 2004.

          Policy Service Fee Revenue.  Policy service fee revenue for the twelve months ended December 31, 2005 was $62.5 million, equivalent to 10% of gross earned premium, compared to $74.1 million, equivalent to 11% of gross earned premium, for the same period of 2004.  The most prominent factor affecting our level of fee income was the decline in our average policies in force.  As noted above, the ratio of fees to gross earned premium declined by 1 point, indicating that on a per policy basis, we are collecting lower fees on average than in the prior year.  Approximately 40%, or 0.4 points, of the decline was due to a 30% decline in 2005 gross written premium in California where the level of fees charged has been greater related to premiums than in the other states in which we operate.  While approximately 20% of new business was written on electronic funds transfer (“EFT”) payment plans in the last quarter of 2005, and we charged approximately 50% lower installment fees on installments paid by EFT, this was not a significant factor in the lower fee ratio for the full year, accounting for less than 25%, or 0.25 points, of the decline.

Costs and Expenses

          Losses and LAE Incurred.  Losses and LAE incurred increased to $394.6 million for the twelve months ended December 31, 2005 compared to $219.4 million for the same period of 2004.  Our loss ratio improved 1.1 points to 66.3% for 2005 from 67.4% for 2004.

          The following table displays our incurred losses and LAE related to the current accident year (losses and LAE occurring in the current fiscal year) and prior accident years (losses and LAE recognized in the current fiscal year related to accidents which took place in a prior fiscal year).

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

          Commissions and Other Underwriting Expenses.  Commissions and other underwriting expenses increased to $154.0 million for the twelve months ended December 31, 2005 compared to $58.4 million for the twelve months ended December 31, 2004, an increase of $95.6 million, or 164%.  This category of expenses includes producers’ commissions, premium taxes and company expenses that relate to the production of and vary with premium, reduced by ceding commission income.  Most of the increase was the result of the large decrease in the ceding percentage under our quota share agreements, which, in turn, reduced ceding commission income.  During the twelve months ended December 31, 2005, we ceded 8% of our gross earned premium compared to 53% for the comparable period of 2004.

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

          The decrease in premium taxes from 2004 to 2005 was the result of the decline in gross earned premiums.  The premium tax rate was little changed between years.

          The change in deferred acquisition costs related to Company expenses contributed $4.8 million of the increase in other underwriting expenses.  Net amortization was $3.8 million during the twelve months ended December 31, 2005 compared to net capitalization of $1.0 million during the twelve months ended December 31, 2004.  Most of the remainder of the increase in other underwriting expenses emanated from the costs associated with increased use of technology principally related to point of sale underwriting.

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

          Interest Expense.  Interest expense was $4.2 million for the twelve months ended December 31, 2005 compared to $3.0 million for the same period of 2004.  Interest incurred pertains to debt we incurred pursuant to our credit facility, which we refinanced on February 18, 2004.  The aggregate weighted average interest rate was 5.0% during the twelve months ended December 31, 2005 compared to 3.2% during the same period of 2004.  The rate we paid on our debt under this credit facility was variable and tied to LIBOR.  The average LIBOR rate was higher during the twelve months ended December 31, 2005 than in the comparable period of 2004.  As of December 31, 2005, we had $69.9 million of outstanding debt compared to $73.4 million at December 31, 2004.

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

          Ratios. Our combined ratio was 87.6% for the twelve months ended December 31, 2005 compared to 71.5% for same period of 2004.  Our combined ratio was only minimally affected by reinsurance during the twelve months ended December 31, 2005, while it was significantly affected by reinsurance during the comparable period of 2004.  We ceded only 8% of our gross earned premium in 2005 compared to 53% in 2004.  The following table provides information about our combined ratio before and after reinsurance for the twelve months ended December 31, 2005 and 2004.

	Twelve Months Ended December 31,		% Change

Ratio	2005	2004

Gross Loss Ratio	66.7%	66.5%	0.2%
Gross Expense Ratio	21.5%	18.1%	3.4%

Gross Combined Ratio	88.2%	84.6%	3.6%
Effect of Reinsurance	-0.6%	-13.1%	12.5%

Net Combined Ratio, as Reported	87.6%	71.5%	16.1%

          Our gross combined ratio for the twelve months ended December 31, 2005 was 88.2% compared to 84.6% for the same period of 2004.  Our gross loss ratio was up 0.2 points to 66.7% for the twelve months ended December 31, 2005 compared to 66.5% for the comparable period of 2004.  Our gross loss ratio, exclusive of $2.5 million of losses associated with Hurricanes Katrina, Rita, and Wilma in 2005 and $1.0 million of losses associated with Hurricanes Charley, Frances, Ivan, and Jeanne in 2004, was 66.4% for both 2005 and 2004.

          Our gross expense ratio was 21.5% for the twelve months ended December 31, 2005 compared to 18.1% for the same period of 2004, an increase of 3.4 points.  Our lower fee income as a percentage of earned premium accounted for 0.9 points of the increase.  The change in the net deferral of Company related underwriting expenses contributed 0.7 points to the increase.  The following items accounted for the remainder of the increase:  $2.7 million associated with responding to governmental investigations concerning our reinsurance agreements (0.4 points), increased consulting related to Sarbanes Oxley and technology initiatives (0.5 points), and increased software expenses (0.3 points).

Liquidity and Capital Resources

          We are a holding company without significant operations of our own.  Our insurance subsidiaries underwrite the risks associated with our insurance policies.  Our non-insurance subsidiaries provide services to our policyholders and our insurance subsidiaries related to the insurance policies we issue.  The holding company has continuing cash needs for the payment of interest on borrowings, dividends, taxes and administrative expenses.  The non-insurance subsidiaries fund most of these ongoing obligations, while each subsidiary reimburses the holding company for taxes related to the subsidiary’s operations through an inter-company tax allocation agreement.

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

          There are no restrictions on the payment of dividends by our non-insurance subsidiaries other than customary state corporation laws regarding solvency and the consent of Farmers that is required under the Merger Agreement.  Dividends from our insurance subsidiaries are subject to the consent of Farmers that is required under the Merger Agreement and limitations based upon statutory surplus and earnings.  See “Item 1. Business-Regulatory Matters.”  As of December 31, 2006, our insurance subsidiaries could pay dividends of $32.9 million without seeking regulatory approval.  Such dividends, if paid, would be subject to regulatory dividend reporting requirements.  Our insurance subsidiaries have not paid any dividends since 1999.  Because our non-insurance subsidiaries generate revenues, profits and net cash flows that are generally unrestricted from a regulatory perspective as to their availability for the payment of dividends, we expect to use those funds to service all of our corporate financial obligations (subject to the consent of Farmers that is required under the Merger Agreement).

          Effective July 31, 2006, we refinanced our secured credit facility, which had an outstanding balance of $68.0 at the time of the refinancing.  We also increased the amount of the term loan portion of the new facility.  The new secured credit facility (the “Senior Credit Facility”) consists of:  (1) a $100 million term loan, and (2) a $25 million revolving credit facility, which includes up to $15 million of letters of credit.  The Senior Credit Facility is pre-payable at any time and is scheduled to expire on July 31, 2011.  Borrowings under the Senior Credit Facility bear interest based either upon (1) LIBOR plus an applicable margin (“LIBOR Loans”) or (2) the greater of (a) the applicable prime rate and (b) the Federal funds rate for Federal Reserve System overnight borrowing transactions plus 0.5%, plus an applicable margin (“ABR Loans”).  Based on the then existing ratio of our consolidated total debt to our consolidated total capitalization, as defined in the Senior Credit Facility, the applicable margin for determining the interest rate applicable to LIBOR Loans ranges from 0.750% to 1.750%, the applicable margin for determining the interest rate applicable to ABR Loans ranges from 0.000% to 0.50%, and the revolving credit facility commitment fee ranges from 0.150% to 0.375%.  The Senior Credit Facility is secured by guarantees by and a pledge of stock of certain of our subsidiaries.  The Senior Credit Facility includes negative covenants regarding the maintenance of certain financial ratios.  As of, and for the twelve-month period ended December 31, 2006, we were in compliance with all such covenants.  As of December 31, 2006, $100 million was outstanding under the term loan portion of the Senior Credit Facility with repayment scheduled for 2011.

          We used a part of the proceeds of the term loan portion of the Senior Credit Facility to repay the remaining $68.0 million outstanding on the two pre-existing term loans.  We contributed $25 million of the proceeds to our insurance subsidiaries as noted above.  We have used the remaining $7 million of proceeds for general corporate purposes.  Because we repaid the pre-existing term loans, we incurred a non-recurring non-cash pre-tax charge of $1.3 million for the write-off of deferred financing costs for the replaced facility.  We have no immediate plans to take down any funding under the $25 million revolving credit portion of the Senior Credit Facility.  The Merger Agreement with Farmers provides that, without Farmers’ prior written consent, we cannot incur additional indebtedness other than borrowings in the ordinary course under the Senior Credit Facility.

          In August 2006, we contributed $15 million to the surplus of Coast National Insurance Company (“Coast”), one of our insurance subsidiaries.  The purpose of the contribution was to ensure that we would continue to have adequate capital in our insurance subsidiaries to support their “A-” financial strength rating from A.M. Best.

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

          On October 28, 2005, our Board of Directors authorized the repurchase of $20 million of our outstanding Common Stock.  We completed this repurchase program during the year ended December 31, 2006 with the repurchase of 1,117,277 shares of our Common Stock at a cost of $19.0 million, or an average cost of $17.05 per share.  During this repurchase program, we repurchased a total of 1,168,377 shares of our Common Stock at a total cost of $20 million, or an average cost of $17.11 per share. Under the Merger Agreement with Farmers, without Farmer’s prior written consent, we are not permitted to redeem or purchase our Common Stock other than in connection with the withholding of, or purchase of, shares of Common Stock to settle the exercise price of options and warrants and to reimburse us for withholding taxes that we may pay upon the exercise of options and the vesting of restricted stock under our 1998 Plan and our 2004 Plan.

          We paid $0.29 per share for a total dividend payout with respect to our Common Stock of $8.5 million during the year ended December 31, 2006 and $0.26 per share for a total dividend payout with respect to our Common Stock of $8.0 million during the year ended December 31, 2005.  The declaration and payment of dividends is subject to the discretion of our Board of Directors.  The Board considers our financial condition, results of operations, capital and cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by our subsidiaries, restrictions under our credit facility and other factors they deem relevant.  On February 20, 2007, the Board of Directors approved the declaration of a fourth quarter dividend of $0.08 per common share that will result in a total dividend payout with respect to our Common Stock of approximately $2.3 million from available cash.  The dividend was paid on March 13, 2007 to stockholders of record on February 27, 2007.  Under the Merger Agreement with Farmers, without Farmer’s prior written consent, the Company is only permitted to pay a regular quarterly dividend with respect to our Common Stock not to exceed $0.08 per share, and our subsidiaries are not permitted to pay dividends.

          Net cash provided by operating activities was $57.5 million for the year ended December 31, 2006 compared to $252.9 million for 2005.  We terminated quota share reinsurance agreements effective January 1, 2006 and January 1, 2005.  The terminations resulted in our receipt of $11.0 million in January 2006 and $196.6 million in January 2005.  Cash flow from operating activities, exclusive of the net cash received from the reinsurance terminations, was $46.5 million for the year ended December 31, 2006 compared to $56.3 million for 2005.  Most of the decline was caused by an increase in state and federal income tax payments of $14.2 million during the year ended December 31, 2006 compared to 2005.

          Net cash used in investing activities was $43.4 million for the year ended December 31, 2006 compared to $189.9 million for 2005.  The purchase of high-quality fixed income securities accounted for most of the use of funds for both the year ended December 31, 2006 and 2005.  The funds for the investment purchases during the year ended December 31, 2005 came principally from the commutation proceeds of a quota share reinsurance agreement we received in January 2005.

          Net cash provided by financing activities was $2.7 million for the year ended December 31, 2006 compared to net cash used in financing activities of $42.2 million for the year ended December 31, 2005.  For the year ended December 31, 2006, net cash provided by financing activities consisted primarily of $32.0 million of net proceeds from the refinancing of our credit facility, offset by $19.0 million used for the repurchase of 1,117,277 shares of our Common Stock, $8.5 million for the payment of stockholder dividends, and $2.0 million for the repayment of debt.  For the year ended December 31, 2005, cash used in financing activities consisted primarily of $31.0 million for the repurchase of 1,859,823 shares of our Common Stock, $8.0 million for the payment of stockholder dividends, and $3.5 million for the repayment of debt.

          On March 24, 2006, in connection with the exercise by Firemark Partners LLC (“Firemark”) of its vested options to purchase 110,823 shares of our Common Stock, Firemark used 22,662 of the shares of Common Stock subject to its option to settle the exercise price of $0.4 million for these options.  We calculated the number of shares of Common Stock subject to Firemark’s option that we used to settle the exercise price using the last reported closing price per share of our Common Stock, as reported on the NYSE on the date of exercise ($18.73 on March 24, 2006).

          We elected to terminate and commute our 2005 quota share reinsurance agreement on a cut-off basis effective January 1, 2006.  The termination and commutation resulted in the reinsurer’s release from all future liability and settlement of the net balance due us of $11.0 million on January 31, 2006.  We have invested these monies in high-quality fixed income securities.

          The termination and commutation resulted in significant increases/(decreases) in certain balance sheet accounts in 2006, as follows (in thousands):

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

Contractual Obligations and Commitments

          The following table displays our contractual obligations by the years in which payments are due as of December 31, 2006.

	2007	2008	2009	2010	2011	2012 or Later	Total

	(in millions)
Long Term Debt Obligations (1)	$—	$—	$—	$—	$100.0	$—	$100.0
Operating Leases	7.2	6.2	5.2	3.8	3.6	9.8	35.8
Purchase Obligations (2)	2.5	1.9	1.2	0.5	0.5	0.5	7.1
Loss and Loss Adjustment Expense Reserves (3)	167.6	52.4	16.4	2.6	0.2	—	239.2

Total Contractual Obligations (4)	$177.3	$60.5	$22.8	$6.9	$104.3	$10.3	$382.1

(1)

Includes principal repayments only.  We have not included future interest expense because the interest rate is tied to LIBOR and is variable.  The effective interest rate as of December 31, 2006 was 6.4%.

(2)

Effective July 10, 1998, we entered into a contract with Kohlberg Kravis Roberts & Co. L.P. (“KKR”) for management, consulting and certain other services to be provided to us by KKR.  Pursuant to the KKR contract, we pay KKR an annual fee of $500,000 and reimburse KKR for all reasonable expenses they incur.  The KKR contract continues in effect from year to year unless KKR agrees with us to amend or terminate the contract.  We have included purchase obligations of $500,000 with respect to the KKR contract under each of the columns, including “2012 or Later.” Nevertheless, it is possible that our payments under the KKR contract could extend beyond 2012.

(3)

The payouts of loss and loss adjustment expense reserves by year included in the above table are estimated based upon historical loss payment patterns. Since there are not definitive due dates for the payments, payments by year and in the aggregate are subject to uncertainties.  See “Item 1. Business - Loss and Loss Adjustment Expense Reserves” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies - Estimation of Unpaid Losses and Loss Adjustment Expenses.”

(4)	This table does not reflect any potential impact of the closing of the Merger.

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

Accruals for Litigation.

          We continually evaluate potential liabilities and reserves for litigation using the criteria established by Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies.”  We have a quarterly monitoring process involving legal and accounting professionals.  Legal personnel first identify outstanding corporate litigation and regulatory matters posing a reasonable possibility of loss.  Legal personnel then review these matters to evaluate the facts and changes since the last review in order to determine if we should record or adjust a provision for loss, the amount that we should record, and any appropriate disclosure regarding the provision, and communicate such information to accounting personnel.  We believe the current assumptions and other considerations we use to estimate our potential liability for litigation are appropriate.  While it is not possible to know with certainty the ultimate outcome of these claims or lawsuits, we believe we have adequately reserved for our existing known litigation and that such litigation will not have a material effect on our future financial condition or results of operations.  In view of the uncertainties regarding the outcome of these claims or lawsuits, as well as the tax-deductibility of related payments, it is possible that the ultimate cost to us of these claims or lawsuits could exceed the reserves we establish by amounts that would have a material adverse effect on our future financial condition or results of operations in a particular quarter or year.

Accounting and Reporting for Reinsurance.

          Pursuant to SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“SFAS 113”), we are required to review the contractual terms of all our reinsurance purchases to ensure compliance with SFAS 113.  SFAS 113 establishes the conditions required for a contract with a reinsurer to be accounted for as reinsurance and prescribes accounting and reporting standards for those contracts.  Contracts that do not result in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed generally do not meet the conditions for reinsurance accounting and must be accounted for as deposits.

          SFAS 113 also requires us to disclose the nature, purpose and effect of reinsurance transactions, including the premium amounts associated with reinsurance assumed and ceded.  It also requires disclosure of concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums.

Estimation of Unpaid Losses and Loss Adjustment Expenses.

          We record a liability for estimates of losses and LAE that we will pay on accidents reported to us and we estimate and record a liability for accidents that have occurred but have not been reported to us, which we refer to as incurred but not reported loss and LAE reserves.

          As of December 31, 2006, we had $239.2 million of gross loss and LAE reserves, which represented our best estimate of ultimate losses and LAE.  Our management believes the provision for unpaid losses and LAE is adequate to cover the ultimate cost of losses and LAE incurred to date.  In 2006, we experienced $5.3 million of adverse development on loss and LAE reserves that we established at December 31, 2005.  The increase in reserves for prior accident years was driven by a variety of factors, including higher than expected claim severity (dollars of loss per claim) in Michigan Personal Injury Protection claims, greater than expected litigation costs in Florida, and higher than expected claim severity in California, which includes a California extra-contractual claim verdict of $430,000.

          An analysis of our losses and LAE for December 31, 2006, 2005 and 2004 is summarized in the following table:

	Years Ended December 31,

	2006	2005	2004

	(in thousands)
Balance as of beginning of year	$221,445	$222,326	$202,296
Less: Reinsurance recoverable on unpaid losses and LAE	24,042	116,906	113,286

Net balance as of beginning of year	197,403	105,420	89,010

Incurred related to:
Current period	388,781	394,597	216,845
Prior periods	5,293	9	2,513

Total incurred	394,074	394,606	219,358

Paid related to:
Current period	247,744	259,887	135,508
Prior periods	139,079	42,736	67,440

Total paid	386,823	302,623	202,948

Net balance as of December 31	204,654	197,403	105,420
Plus: Reinsurance recoverable on unpaid losses and LAE	34,523	24,042	116,906

Balance as of December 31	$239,177	$221,445	$222,326

          The following table summarizes the gross loss (including case loss and IBNR reserves, as defined below) and LAE reserves as of December 31, 2006 and December 31, 2005:

	Dec. 31, 2006	Dec. 31, 2005

	(dollars in thousands)
Gross Loss and LAE Reserves:
Gross Loss Reserves:
Case	$149,671	$138,968
IBNR (1)	50,621	44,966

Total Gross Loss Reserves	200,292	183,934
Gross LAE Reserves	38,885	37,511

Total Gross Loss and LAE Reserves	$239,177	$221,445

(1)	IBNR loss reserves principally include (“IBNR”):

	•	A provision for claims that have occurred but have not yet been reported to us
	•	A provision for claims that have been reported to us but for which case loss reserves have not yet been established
	•	A provision for supplemental loss development on known case loss reserves
	•	A provision for claims that have been paid and closed but may require future payment
	•	A provision for salvage and subrogation recoveries

For a discussion of the development of our loss and LAE reserves, net of reinsurance, for the calendar years 1996 through 2006, see “Item 1. Business - Loss and Loss Adjustment Expense Reserve Development.”

          Establishing Loss and LAE Reserve Estimates.  Quarterly, for each financial reporting date, we record our best estimate, which is a point estimate, of our overall reserve for both current and prior accident years of the remaining amounts that we expect to pay for all covered losses that occurred through the financial statement date and for all claim settlement expenses.  The overall loss and LAE reserve estimate is the difference between (1) the sum of point estimates of ultimate loss and ultimate LAE, and (2) losses and LAE paid to date.  The point estimates of ultimate loss consist of point estimates for case loss reserves and point estimates for IBNR losses.  The point estimates of ultimate LAE consist of point estimates for adjusting and other expenses (“A&O”) and for defense and cost containment expenses (“DCC”).  At December 31, 2006, our gross loss and LAE reserves were allocated approximately as follows: case loss reserves 63%, IBNR 21%, DCC 13%, and A&O 3%.

          We use different processes to determine point estimates for case loss reserves and point estimates for IBNR losses and ultimate LAE.  For reported claims where the claims adjuster believes that the settlement amount will be $50,000 or more, we establish a point estimate of case loss reserves for each claim based on the known facts regarding the claim, the parameters of the coverage that our policy provides and the experience and knowledge of claims staff regarding the nature and potential cost of each claim. We adjust these case loss reserve estimates as additional information becomes available to us.  For reported claims where the claims adjuster believes that the settlement amount will be less than $50,000, we apply a system generated case loss reserve that varies by state, program and coverage and the length of time elapsed since the accident date.  Using the actuarial methodologies described in the following paragraphs, we estimate additional amounts that may be required to meet the ultimate cost of these known claims.  We reduce all case loss reserves as we make payments for reported claims.  For coverage where partial payments are frequent, particularly PIP, we apply the partial payment to reduce the system generated case loss reserve and at the same time the adjuster may further manually reset the reserve.  Our actuarial staff estimates IBNR losses and ultimate LAE quarterly using detailed statistical analyses and professional judgment after careful consideration of internal and external variables that may affect the resulting reserves.  Because these underlying processes require the use of estimates and informed judgment, establishing loss and LAE reserves is an inherently uncertain and complex process.

          We employ various statistical processes to estimate IBNR losses and ultimate LAE.  Our actuarial staff performs quarterly analyses on approximately 150 homogenous data subsets that they expect to produce the most accurate estimates.  We analyze the data separately (1) for each of the 22 states in which we write business, (2) for each type of coverage group written (for example, we analyze collision claims separately from bodily injury claims), (3) by the program in which the business is written (in some states, we have multiple programs where we use different structures to develop a premium rate, different policy limits and other policy attributes and that include, at times, different case loss reserves) and (4) by accident quarter.  We perform these analyses for subsets of data rather than at an aggregated company level because it is important that there be homogeneity in the type of claims for which we are developing a best estimate of the liability.  For example, the ratio of the number of claims closed with payment to the projected number of ultimate claims, when considered for a subset of homogenous data, does provide insight into the consistency of the rate of claim settlement over time for that data subset.  Our actuarial staff estimates IBNR losses and LAE quarterly using up to 40 accident quarters depending on the applicable state, program and coverage group.  These actuarial analyses generally estimate IBNR losses and LAE for each data subset gross of ceded reinsurance.  We then apply the ceded reinsurance terms to the overall gross loss and LAE estimates to determine the ceded amounts that we apply to establish loss and LAE reserve estimates net of reinsurance.

          To determine quarterly point estimates of IBNR losses and DCC, our actuarial staff selects one or more generally accepted actuarial loss and LAE reserving estimation methodologies that generally fall into the following categories:

•	Paid Development Methodologies
•	Incurred Development Methodologies
•	Bornhuetter - Ferguson Paid Methodologies
•	Bornhuetter - Ferguson Incurred Methodologies
•	Frequency and Severity Methodologies

          Paid development methods use historical loss or DCC payments over discrete periods of time to estimate future losses or DCC.  Paid development methods assume that the pattern of paid losses or DCC occurring in past periods will recur for losses occurring in subsequent periods.  For example, if historical paid loss patterns demonstrate that 50% of the ultimate value of loss or DCC liability with respect to losses occurring in a particular period will have been paid at the end of 24 months, it is appropriate to estimate that the ultimate value of loss or DCC liability with respect to losses that occurred exactly 24 months ago is twice the amount that has been paid through the present.  Inherently, these methods assume that the factors affecting the payment pattern and the relationship of the ultimate value of loss or DCC liability to the amount paid for any given period after the loss occurs will remain constant over time.  Selection of the paid development pattern requires analysis of several factors including, but not limited to, the impact of inflation on claims costs, the rate at which claims professionals make claim payments and close claims, the impact of judicial decisions, the impact of underwriting changes, and the impact of large claim payments.  Claim cost inflation itself requires evaluation of changes in the cost of repairing or replacing property, changes in the cost of medical care, changes in the cost of wage replacement, judicial decisions, legislative changes, regulatory changes, and other factors.  Changes in any of these factors can impact the results because paid development methods assume that losses are paid at a consistent rate.  Paid development methods have the disadvantage of overreacting to changes in closed losses and DCC.  For many claims, particularly those with longer-tail exposures such as bodily injury claims, paid loss or DCC data for recent periods may be too immature or erratic for accurate predictions.  Paid development methods are more leveraged (meaning that small changes in payments have a larger impact on estimates of ultimate liability) than incurred development methods.  In addition, paid development methods are often slow to react to situations when new or different factors arise than those that have affected paid losses or LAE in the past.  We typically apply paid development methods to paid pure losses, salvage and subrogation recoveries, and paid DCC.

          Incurred development methods, like paid development methods, assume that the ratio of losses or LAE in one period to losses in an earlier period will be consistent over time.  However, instead of using paid losses, incurred development methods use incurred losses (i.e., the sum of cumulative historical loss payments plus outstanding case loss reserves) over discrete periods of time to estimate future losses.  Incurred development methods can be preferable to paid development methods because they explicitly take into account open cases and the evaluations of the cost to settle these cases.  Since these methods use more data than paid development methods, the incurred development patterns may be less variable than paid patterns.  However, incurred development methods necessarily assume that case loss reserving practices are consistently applied over time.  Therefore, when there have been significant changes in how case loss reserves are established, using incurred data to project ultimate losses can be less reliable than other methods.  Selection of the incurred development pattern requires analysis of the same factors analyzed for the paid development method.  We typically apply incurred development methods to estimate incurred pure losses.

          Bornhuetter-Ferguson paid development methods are a combination of paid development methods and expected loss ratio methods.  Expected loss ratio methods are based on the assumption that ultimate losses vary proportionately with premiums.  Expected loss ratios are typically developed based upon the information used in pricing and are multiplied by the total amount of premiums earned to calculate ultimate losses.  Expected loss ratio methods are useful for estimating ultimate losses or DCC when little or no paid or incurred loss or DCC information is available.  Bornhuetter-Ferguson paid development methods give partial credibility to the actual loss or DCC experience to date.  These methods assume that only future losses or DCC will develop at the expected loss ratio level.  The percent of paid loss or DCC to ultimate loss or DCC implied from the paid development method is used to determine what percentage of ultimate loss or DCC is yet to be paid.  The estimate of losses or DCC yet to be paid is added to current paid losses or DCC to estimate the ultimate loss or DCC for each quarter.  The use of the pattern from the paid development method requires consideration of all factors considered for the paid development method.  The use of the expected loss ratio method requires analysis of loss ratios from earlier accident quarters or pricing studies and analysis of inflationary trends, frequency trends, rate changes, underwriting changes, and other applicable factors.  These methods will react very slowly if actual ultimate loss ratios are different from expectations due to changes not accounted for by the expected loss ratio calculation.  We typically apply Bornhuetter-Ferguson paid development methods to estimate paid pure losses, salvage and subrogation recoveries, and paid DCC.

          Bornhuetter-Ferguson incurred development methods are similar to the Bornhuetter-Ferguson paid development methods except that they use case incurred losses.  The use of case incurred losses instead of paid losses can result in development patterns that are less variable than paid patterns.  However, the inclusion of case loss reserves can lead to distortions if changes in case loss reserving have taken place and the analysis is not adjusted to account for the changes.  These methods require analysis of all the factors that need to be reviewed for the expected loss ratio and incurred development methods.  We typically apply Bornhuetter-Ferguson incurred development methods to estimate incurred pure losses and salvage and subrogation recoveries.

          Frequency and severity methods generally rely on the determination of a ratio of the number of claims reported to the number of insured vehicles (frequency) and ultimate dollars of loss per claim (severity) for each future calendar quarter.  These methods may have an advantage if ultimate claim counts can be estimated more quickly and accurately than can ultimate losses.  If severity can be accurately estimated, these methods may respond more quickly to changes in loss experience than other methods.  However, for severity to be predictable, the claims analyzed must be homogeneous claims for which severity trends from one year to the next are reasonably consistent.  We typically apply frequency and severity methods to estimate paid pure losses.

          We use two additional methods to estimate A&O reserves:

•

The run-off A&O method projects the number of claims adjusters, appraisers and managers necessary to run off the inventory of claims at year end given the volume of claims and the necessary infrastructure. This method utilizes the claim count projections from the loss and DCC reserve estimates and develops an estimate of ultimate A&O consisting of the staffing and other overhead costs necessary to support the projected levels of claim activity.

•

The cost per claim A&O method estimates the cost of handling various types of claims based on assumptions about the relative cost of A&O by coverage group and about the ratio of the costs of opening to the costs of closing a claim.  The ratio is based on the assumption that most of the actual work performed on a claim is completed shortly after we open the claim.  We use this method to allocate by state, program, coverage group and accident quarter both the current calendar quarter paid A&O and the A&O estimate.

          Since loss and LAE reserves are estimates of the remaining amounts that we expect to pay for losses that have occurred and for claim settlement expenses, the establishment of such reserves is an inherently uncertain and complex process.  Our goal is to apply actuarial estimation methodologies so that total reserves for losses and LAE reflect our best estimate of our liability for losses and LAE.  A key objective of our actuarial staff in developing best estimates of ultimate loss and ultimate LAE, and resulting reserves, is to identify aberrations and systemic changes occurring within historical experience and accurately adjust for them so that they can project future claim activity more reliably.  Our actuarial staff regularly refines the detailed mathematical models they use to apply actuarial estimation methodologies so that they incorporate into their analyses changes in underlying assumptions.  For purposes of estimating our loss and LAE reserves, we assume that there is consistency or a discernable trend in the following:

•	The historical information used to prepare loss development factors
•	The historical information used to prepare a priori expected loss ratios
•	The rate at which claims are settled
•	The ratio of loss and DCC to earned premium over time
•	The historical information regarding claim frequency (ratio of the number of claims reported to the number of insured vehicles)
•	The historical information regarding loss severity (dollars of loss per claim)

          These key assumptions are themselves based on underlying assumptions regarding numerous internal and external factors, which often vary for different states, programs and coverage groups, for different accident periods and for different actuarial estimation methodologies.  Internal factors include, but are not limited to, changes in product mix, changes in claims-handling practices, underwriting standards and rules, and loss cost trends.  External factors include, but are not limited to, claim severity, claim frequency, inflation in costs to repair or replace damaged property, inflation in the cost of medical services, legislative activities, regulatory changes, judicial changes, and litigation trends.

          With respect to each of the key assumptions underlying our loss and LAE reserve estimates, our actuarial staff tracks the emergence of loss and LAE data by state, program, coverage group and accident quarter on a daily basis.  They analyze this data using a browser-based reporting tool that compares the actual emergence of losses and LAE relative to the expected emergence over time.  In conducting quarterly loss and LAE reserve reviews, our actuarial staff applies such data that is relevant to determining whether it is appropriate to revise any assumptions that they will use to develop loss and LAE reserve estimates.

          Our actuarial staff selects one or more actuarial estimation methodologies to review for each data subset depending on the applicable state, program, coverage group and accident quarter as well as emerging issues relating to each.  Our actuarial staff relies heavily on historical loss experience when determining loss reserve levels on the assumption that past loss experience is a good indicator of future loss experience.  They most frequently utilize incurred development methods and Bornhuetter-Ferguson incurred development methods to estimate losses.  Because historical DCC data is not as well developed, our actuarial staff most frequently uses a Bornhuetter-Ferguson paid development method to estimate DCC reserves.

          In most cases, use of multiple methodologies produces a cluster of estimates with modest dispersion in the indicated possible outcomes.  In a few cases, however, use of multiple methodologies produces conflicting results and wider bands of indicated possible outcomes.  However, such bands do not necessarily constitute a range of outcomes, nor do management or our actuaries calculate a range of outcomes.  If there is a significant variation in the results generated by different actuarial methodologies, our actuarial staff further analyzes the data using additional techniques.  These processes could include analyzing individual claims to determine which method has the greatest credibility in order to establish the best estimate, making adjustments to the key assumptions underlying the methodologies, or using additional generally accepted actuarial estimation methodologies.

          In arriving at each individual point estimate of reserves for IBNR losses and reserves for LAE in each separate data subset, our actuarial staff considers the likely predictive value of the various methodologies employed in light of internal and external variables that may impact the reserves and weigh the credibility of each methodology.  For each data subset in each accident quarter, the point estimate selected by our actuarial staff is not necessarily one of the points produced by any particular methodology utilized, but may be another point that takes into consideration each of the points produced by the several loss methodologies used.  For example, the current accident quarter may not have enough paid claims data to rely upon, leading our actuarial staff to conclude that an incurred development methodology provides a better estimate than a paid development methodology.  In such a case, our actuarial staff may give more weight to an incurred methodology for that particular accident quarter.

          The final step in the quarterly reserving process for IBNR losses and LAE involves a comprehensive review of the actuarial indications by senior members of our actuarial staff who apply their collective judgment and, together with senior management, determine the appropriate level of reserves to record.  Numerous factors are considered in this determination process, including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, changes in internal and external variables that affect the timing of payment or development patterns, the maturity of the accident quarter, pertinent trends observed over the recent past, the level of volatility within a particular data subset, and the improvement or deterioration of actuarial indications in the current period as compared to prior periods.  We do not discount any of our loss or LAE reserves to present value.

          There is no substantive difference in the process that we use to determine the best estimate of our loss and LAE reserves for annual financial reports compared to the process we use for interim financial reports.

          Volatility of Loss and LAE Reserve Estimates and Sensitivity Analysis.  Quarterly, for each financial reporting date, we record our best estimate, which is a point estimate, of our overall loss and LAE reserve for both current and prior accident years.  Because the underlying processes require the use of estimates and professional actuarial judgment, establishing loss and LAE reserves is an inherently uncertain process.  As our experience develops and we learn new information, our quarterly reserving process may produce revisions to our previously reported loss and LAE reserves, which we refer to as “development,” and such changes may be material.  We recognize favorable development when we decrease our previously reported loss and LAE reserves, which results in an increase in net income in the period recognized.  We recognize adverse development when we increase our previously reported loss and LAE reserves, which results in a decrease in net income in the period recognized.  Accordingly, while we record our best estimate, our loss and LAE reserves are subject to potential variability.

          In order to provide an indication of the potential variability of our loss and LAE reserves, we have considered various alternatives for disclosing the effect that reasonably likely changes in the key assumptions underlying our loss and LAE reserves may have on our net income.  Sensitivity analysis based on an evaluation of historical changes in key assumptions underlying loss and LAE reserves can provide an indication of the potential variability of the reserves.  However, as we discuss in more detail below, we made the following conclusions:

•

It would not be meaningful for us to provide an indication of the potential variability of our aggregate loss and LAE reserves by disclosing separate sensitivity analyses of the reasonably likely changes in the key assumptions underlying each significant point estimate in each data subset that we aggregate to develop our best estimate of the aggregate reserves.  See the discussion below under the heading “Data Subset Analysis.”

•

It would not be cost effective for us to produce meaningful sensitivity analyses of the reasonably likely changes in the key assumptions underlying our aggregate loss and LAE reserves based on aggregated independent data relating to each such key assumption underlying each point estimate in each data subset.  See the discussion below under the heading “Aggregated Company Data Analysis.”

          We concluded that the only meaningful alternative for such sensitivity analysis that is available to management on a cost effective basis is a sensitivity analysis of potential variability in our loss and LAE reserves based on an evaluation of our historical loss and LAE reserve development.  We describe this sensitivity analysis below under the heading “Loss and LAE Development Analysis.”

          Data Subset Analysis.  We concluded that it would not be meaningful for us to provide an indication of the potential variability of our aggregate loss and LAE reserves by disclosing separate sensitivity analyses indicating the potential variability of each significant point estimate in each data subset based on an evaluation of historical changes in the underlying key assumptions for each such point estimate.

          We employ various statistical processes to estimate our loss and LAE reserves.  Our actuarial staff performs quarterly analyses on over 150 unique, homogenous data subsets to produce estimates of the aggregate unpaid losses and LAE.  We analyze the data separately (1) for each of the 22 states in which we write business, (2) for each type of coverage group written, (3) by the program in which the business is written and (4) by accident quarter.  We apply one or more detailed actuarial estimation methodologies with respect to each of these data subsets to establish separate point estimates for IBNR losses, for A&O and for DCC.  We make individualized key assumptions with respect to each separate point estimate.  We then aggregate all of the separate point estimates to develop our best estimate of our overall loss and LAE reserves.  See the disclosure above under the heading “Loss and LAE Reserve Estimates.”

          While the data is available in our information technology (“IT”) systems to prepare such analyses, we determined that disclosing sensitivity analyses for each significant point estimate in all data subsets to provide an indication of the potential variability of our aggregate loss and LAE reserves would be unreasonably lengthy and complex and, therefore, unhelpful to investors.

          Aggregated Company Data Analysis.  We also concluded that it would not be cost effective for us to produce statistically credible sensitivity analyses of the reasonably likely changes in the key assumptions underlying our aggregate loss and LAE reserves based on macro level evaluation of historical changes reflected in aggregated data from each independent data subset.  While significant raw data is available in our IT systems to perform such sensitivity analyses, it would be necessary for us to conduct extensive stochastic analysis of this data to produce a statistically credible indication of the potential variability of our aggregate loss and LAE reserves and the resulting impact on our results of operation, financial condition or liquidity.  We do not make macro determinations about the key assumptions underlying our aggregate loss and LAE reserves, for purposes of managing our business or otherwise.  Our estimates indicate that the incremental costs we would incur to construct a stochastic model and annually produce such sensitivity analyses would materially outweigh the benefits that our business (and, as a result, our stockholders) would derive from such analyses.

          The mix of our loss and LAE reserves changes constantly by state, program, coverage group, and accident quarter.  Further, aggregated data relating to any of our key assumptions is not homogeneous.  As explained above under the heading “Establishing Loss and LAE Reserve Estimates”:

•	for purposes of estimating our loss and LAE reserves, we assume that there is consistency or a discernable trend in the following:

	o	The historical information used to prepare loss development factors

	o	The historical information used to prepare a priori expected loss ratios

	o	The rate at which claims are settled

	o	The ratio of loss and DCC to earned premium over time

	o	The historical information regarding claim frequency (ratio of the number of claims reported to the number of insured vehicles)

	o	The historical information regarding loss severity (dollars of loss per claim)

•

these key assumptions are based on underlying assumptions regarding numerous internal and external factors, which often vary for different states, coverage groups, programs, and accident periods and for different actuarial estimation methodologies.

          We do not currently perform macro analyses of the independent, disaggregated data in each data subset simply by aggregating such data either when we establish loss and LAE reserves or when we establish premium levels or structures in any of the states in which we write business.  As described above under the heading “Establishing Loss and LAE Reserve Estimates,” our actuarial staff performs individualized quarterly analyses on over 150 unique, homogenous data subsets, establishes separate point estimates for IBNR losses, A&O and DCC with respect to each data subset, and makes individualized key assumptions with respect to each such point estimate.  Our actuarial staff does not use actuarial models to quantify at a macro level the impact of reasonably likely changes in one or more of the key assumptions underlying our aggregate loss and LAE reserves or to evaluate at a macro level correlations among the data in each data subset or among the key assumptions underlying the separate point estimates we establish for each data subset.

          We estimate that we would incur material costs to perform the macro analyses of the data in each data subset that would be necessary for us to produce a statistically credible indication of the potential variability of our aggregate loss and LAE reserves.  Our loss reserving methodology does not currently include a stochastic model that would produce statistically credible sensitivity analyses of reasonably likely changes in one or more of the key assumptions underlying our aggregate loss and LAE reserves.  We are also not aware of any generally accepted actuarial practices or procedures for performing such macro analyses with respect to independent, disaggregated data.  Accordingly, in order to prepare such macro analyses of the relevant data, we would need to take the following actions:

•	develop the requirements for and construct a stochastic model;
•	enhance our IT systems to house such a model and import into the model relevant data regarding each data subset that we currently collect in Excel spreadsheets;
•

determine the supplemental data that would be necessary to fully address the consistencies and trends on which our key assumptions and related underlying assumptions are based and to acquire and input such supplemental data;

•	expand the computing power of our IT systems to support the operation of such a stochastic model;
•	evaluate the data output by the stochastic model; and
•	engage the necessary outside consultants to perform such functions and support the model because we do not employ the personnel necessary to perform these functions.

          Any such stochastic model would need to determine, for each of over 150 data subsets covering different states, coverage groups, programs, and accident quarters, all probable changes in each of our key assumptions as well as in certain assumptions underlying the key assumptions.  The model would then need to assign a reasonable probability to each outcome.  After the model determined the probable outcomes and assigned probabilities to various assumptions in each data subset, it would need to estimate the impact of each of the various outcomes by performing simulations that utilize Monte Carlo computational algorithms.  Monte Carlo simulations provide approximate solutions to mathematical problems by performing complex statistical sampling experiments on a computer.  A Monte Carlo analysis of the relevant data would likely require hundreds of thousands, if not millions, of iterations.  Monte Carlo algorithms can be expensive to construct and use, particularly if each simulation is to be performed relatively quickly.  Also, the individuals with the specific expertise necessary to construct a stochastic model based on Monte Carlo simulations would be expensive to engage.

          In order to determine the impact of each individual key assumption underlying each of the point estimates that comprise our aggregate loss and LAE reserve estimates, we would need to perform a Monte Carlo simulation for each such assumption with respect to all data subsets simultaneously.  The impact of our key assumptions is not limited to individual states, coverage groups, programs, or accident quarters.  We utilize our key assumptions independently with respect to each separate data subset companywide.

          Further, we would need to make changes to the structure of our IT systems in order to be able to use a stochastic model to perform such macro analyses.  The structure of our IT systems limits our ability to implement a stochastic model that performs such simultaneous simulations.  Such a model would require an inordinate amount of time to perform the required iterations, given the recalculation time of our loss reserve spreadsheets.  In addition, macro analysis of the impact of any key assumption would require the reserve spreadsheets for all related data subsets to be open simultaneously, which is currently impossible based on the size of the spreadsheets and the structure of our IT systems.

          Any such model also would need to import data from our IT systems.  We perform the majority of our reserve calculations in Excel spreadsheets that are not included in our loss reserve databases.  These spreadsheets import data from our databases, perform the necessary reserve calculations, and then export the appropriate results to our databases.  Much of the data that would be required to populate the stochastic model is contained in these spreadsheets.  Accordingly, we would need to upgrade our IT systems to export this additional data from our loss reserve spreadsheets and databases into the model.

          Any data to be imported into such a stochastic model would need to include all of the data from our databases and spreadsheets that address the consistencies and trends on which our key assumptions are based.  We also expect that the data imported into any such model would need to include additional data related to certain of the assumptions underlying our key assumptions to further support the consistencies and trends on which our key assumptions are based.  It would be necessary for us to acquire or independently collect such additional data.

          We estimate that the costs we would incur to take these necessary actions to construct a stochastic model and annually perform such macro sensitivity analyses would be material.  From a cost-benefit perspective, we cannot justify these incremental costs.  We do not currently anticipate that such a model or such sensitivity analyses would provide any significant benefits to our actuarial staff in estimating loss and LAE reserves or to our product staff in establishing premium levels or structures in any of the states in which we write business.  Accordingly, we determined that such incremental costs would materially outweigh any such benefits that our business (and, as a result, our stockholders) would derive from such analyses.

          Loss and LAE Development Analysis.  We determined that our historical loss and LAE reserve development provides the most reasonable indication of the potential variability associated with our reserves.  Accordingly, we have included below a sensitivity analysis of our loss and LAE reserve estimates based on our historical reserve development.  There can be no assurance that actual future loss and LAE development variability will be consistent with any potential variation indicated by our historical loss and LAE development experience.  Management does not currently use such an analysis in establishing loss and LAE reserves.

          Based on the historical loss and LAE reserve development recorded in our financial statements over the 10 and three year periods reflected below, our loss and LAE reserves at December 31, 2007, gross of all reinsurance except for loss and LAE ceded to MCCA, could ultimately vary from the loss and LAE reserves at December 31, 2006, gross of all reinsurance except for loss and LAE ceded to MCCA, as follows:

Period of Development Experience	Loss and LAE Reserves at 12.31.2006 (1)	Potential Variability of Loss and LAE reserves		Potential Impact on Net Income (2)

		Adverse Development	Favorable Development	Decrease	Increase

	(dollars in millions)			(dollars in millions)
12.31.1996 – 12.31.2006 (3)	$ 204.8	(52)%	6%	$ (68.3)	$ 7.9
12.31.2003 – 12.31. 2006 (4)	$ 204.8	(7)%	0%	$ (8.7)	$ 0.0

(1)

We purchased voluntary reinsurance with respect to certain of the periods reflected in this column.  All of the material reinsurance agreements to which we have been a party have been terminated and settled, and the reinsurers have been released from all future liabilities under the agreements.  We did not purchase any voluntary reinsurance for 2006 and have not purchased any voluntary reinsurance for 2007.  However, we continue to cede premium to the MCCA, a mandatory facility that provides excess of loss coverage for personal injury protection in Michigan.  Accordingly, we have presented the information gross of all reinsurance except for loss and LAE ceded to MCCA.

(2)	Assuming a marginal tax rate of 36% for 2007.

(3)

See “Item 1.  Business - Loss and Loss Adjustment Expense Reserves Development.”  We believe that the historical loss and LAE experience for this period may not provide the most appropriate illustration of future loss and LAE experience because of disproportionately high adverse development in certain years, particularly 2000 and 2001.  The adverse development in our reserves for losses and LAE for 1999 (17%), 2000 (52%), 2001 (38%) and 2002 (21%) is due to a number of factors.  Our reorganization of our claims department in 2000 resulted in an unanticipated increase in the average cost per closed claim and the number of claims primarily in California and Florida in 2000, 2001 and 2002.  In addition, rate reductions in California between June 1998 and July 1999 and a poorly structured and priced product in Texas that we began offering in the first quarter of 1999 and discontinued in August 2002 also led to unfavorable development in reserves for unpaid losses and LAE.

(4)

See “Item 1.  Business - Loss and Loss Adjustment Expense Reserves Development.”  Because of changes we made in our actuarial department and to our systems and processes starting in 2003, we believe that the historical loss and LAE development experience for this period may provide a more appropriate illustration of potential loss and LAE development variability.  However, the statistical sample is significantly smaller.  In April 2003, with respect to each of the key assumptions underlying our loss and LAE reserve estimates, our actuarial staff started tracking the emergence of loss and LAE data by state, program, coverage group and accident quarter on a daily basis.  We analyze this data using a browser-based reporting tool that compares the actual emergence of losses and LAE relative to the expected emergence over time.  We use detailed mathematical models, which we continuously refine, to reduce the variability of our estimates of loss and LAE reserves.  In August 2003, we deployed an Oracle-based data warehouse, which improves our actuarial staff’s ability to evaluate loss and LAE emergence relative to our expectations regarding loss and LAE reserves for the prior quarter.  Our actuarial staff revises, as appropriate, the assumptions that they use to develop loss and LAE reserve estimates for the current quarter based upon actual loss and LAE emergence relative to our expectations as reflected in the reserve estimate for the prior quarter.

          It is important to note that the potential variability reflected in the sensitivity analysis above depicts our historical experience and is not intended to represent a worst-case scenario. Therefore, it is possible that actual future variation may be more than amounts reflected above.  Further, the potential variability reflected above does not constitute a statistical range of actuarially determined probable outcomes, nor does it constitute a range of all possible outcomes.  The historical analysis reflected above is provided without consideration for any correlation among any of the key assumptions underlying loss and LAE reserve estimates or any correlation among the individual data subsets we evaluate to establish such reserves.  The potential variability reflected above is based solely on our historical loss and LAE reserve development experience over the periods discussed and may not be indicative of actual future variability due to a number of internal and external factors that impact key assumptions underlying loss and LAE reserve estimates with respect to each data subset.  There can be no assurance that changes in these factors and assumptions will not have a material impact on our loss and LAE reserves.  The impact of changes in these factors is difficult to quantify and predict.  Accordingly, our actuarial staff must exercise considerable professional judgment in making their actuarial determinations in light of these factors.

          Associated Risk Factors.  As noted above under the heading entitled “Item 1A. - Risk Factors - Our losses and loss adjustment expenses may exceed our loss and loss adjustment expense reserves, which could adversely impact our results of operation, financial condition and cash flows,” our loss and LAE reserves represent our best estimate of the amounts that we will ultimately pay on claims and the related costs of adjusting those claims as of the date of our financial statements.  We rely heavily on our historical loss and LAE experience in determining these reserves.  The historic development of these reserves may not necessarily reflect future trends in the development of these amounts.  In addition, internal and external factors, such as inflation, claims settlement patterns, regulatory activities, legislative activities, and litigation trends, may also affect these reserves.  As a result of these and other risks and uncertainties, ultimate losses and LAE may deviate, perhaps substantially, from our estimates included in the loss and LAE reserves in our financial statements.  If actual losses and LAE exceed our expectations, our net income and our capital would decrease.  Actual paid losses and LAE may be in excess of the reserve estimates reflected in our financial statements.

          Management does not prepare or use, and we do not provide to investors, any statistically credible sensitivity analysis indicating the potential variability of our loss and LAE reserves based on an evaluation of historical changes in the key assumptions that materially affect our estimate of these reserves.  As we explain above under the headings entitled “Data Subset Analysis” and “Aggregated Company Data Analysis,” we do not prepare or use such analyses primarily because our cost-benefit analysis indicates that the incremental costs required for us to produce such analyses would materially outweigh the benefits that our business (and, as a result, our stockholders) would derive from such analyses.  Accordingly, investors may not have available to them with respect to Bristol West the same tools that other companies provide to do any of the following:

•	to anticipate reasonably likely changes in the key assumptions that materially affect estimates of reserves for loss and LAE;

•	to estimate the risk of adverse or favorable development in such reserves; or

•	to estimate changes in results of operation, financial condition or liquidity that are reasonably likely to result from adverse or favorable development in such reserves.

          Based on information generally available to the public, we are aware that other insurance companies provide indications of the potential variability of the aggregate loss and LAE reserves for one or more lines of business by disclosing sensitivity analyses based on aggregated data related to each such line of business.  However, we are unable to ascertain from this information the complete analysis supporting the decisions by such companies to perform such sensitivity analyses.  One possible scenario that may explain how such companies are able to perform such sensitivity analyses is that some of these companies are sufficiently large to benefit from economies of scale that we do not currently experience which, as a result, causes their cost-benefit analyses to differ from ours.  These businesses may be sufficiently large that the fixed costs necessary to construct and operate such a stochastic model may not be material.  These companies also may have the ability to utilize a stochastic model across multiple lines of business, thus increasing the potential benefits of building and operating such a model.  Another possible scenario is that some of these companies estimate their loss and LAE reserves based on aggregated data. It would be unnecessary for these companies to use a stochastic model to evaluate data from a single data subset.

Recent Accounting Pronouncements

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS 115” (“SFAS 159”).  SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not otherwise required to be measured at fair value.  If an entity elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the effect, if any, that this statement will have on our Consolidated Financial Statements.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”(“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged only in the initial quarter of an entity’s fiscal year.  We are currently evaluating the effect, if any, that this statement will have on our Consolidated Financial Statements.

          In September 2006, the SEC issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective.  SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings.  SAB 108 is effective for the first annual period ending after November 15, 2006.  Adoption of SAB 108 did not have a material effect on our Consolidated Financial Statements.

          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

          The evaluation of a tax position in accordance with FIN 48 is a two-step process.  The first step is a recognition process whereby the entity determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  In evaluating whether a tax position has met the more likely than not recognition threshold, the entity should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information.  The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements.  The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

          The provisions of FIN 48 are effective beginning January 1, 2007, and are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  Upon adoption, we estimate the adjustment to the opening balance of retained earnings will not be material, as well as any balance sheet reclassifications from taxes currently payable to the liability for unrecognized tax benefits.

          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” (“SFAS 155”), which amends portions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS 155 provides guidance for accounting for certain securities with embedded derivative instruments and was effective for financial instruments issued or acquired after an entity’s first fiscal year that begins after September 15, 2006.  We do not expect that adoption of this statement as of January 1, 2007 will have a material effect on our Consolidated Financial Statements.

          Effective January 1, 2006, we adopted SFAS No. 123R, “Share- Based Payments (revised 2004)”(“SFAS 123R”).  Among its provisions, SFAS 123R requires us to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value.  Prior to the adoption of SFAS 123R, we utilized the intrinsic-value based method of accounting under APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, we measured compensation cost for stock options awarded as the excess, if any, of the fair value of our stock at the date of the grant over the amount an employee was required to pay to acquire the stock.

          We adopted SFAS 123R in the first quarter of 2006 using the modified prospective method.  This transition method applies to new awards and awards modified, repurchased, or cancelled after the effective date of SFAS 123R.  We recognized compensation costs of $10,000 after taxes during the twelve months ended December 31, 2006, based on the grant date fair value of its unvested awards and the remaining requisite service period.  Results for prior periods have not been restated as provided for under the modified prospective approach.  For equity awards granted after the date of adoption, we amortize share-based compensation expense on a straight-line basis over the vesting term.

          In connection with our adoption of SFAS 123R, we also adopted FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”), which provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. We elected the alternative simplified method provided for within FSP 123(R)-3 for calculating the pool of excess tax benefits available to absorb tax deficiencies (“APIC pool”) recognized subsequent to the adoption of SFAS 123R.

          In November 2005, the FASB released FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which effectively replaces EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  FSP 115-1 contains a three-step model for evaluating impairments and carries forward the disclosure requirements in EITF Issue No. 03-1 pertaining to securities in an unrealized loss position is considered impaired; an evaluation is made to determine whether the impairment is other-than-temporary; and, if an impairment is considered other-than-temporary, a realized loss is recognized to write the security’s cost or amortized cost basis down to fair value.  FSP 115-1 references existing other-than-temporary impairment guidance for determining when an impairment is other-than-temporary and clarifies that, subsequent to the recognition of an other-than-temporary impairment loss for debt securities, an investor shall account for the security using the constant effective yield method.  FSP 115-1 is effective for reporting periods beginning after December 15, 2005, with earlier application permitted.  Adoption of FSP 115-1 upon issuance did not have a material effect on our Consolidated Financial Statements.

          In September 2005, the AICPA issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”).  SOP 05-1 provides guidance to insurance entities that incur deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.”  SOP 05-1 defines internal replacements as modifications in product benefits, features, rights, or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage with a contract.  The accounting treatment for such replacements depends on whether, under the provisions of SOP 05-1, the replacement contract is considered substantially changed from the replaced contract.  A substantial change would be treated as the extinguishment of the replaced contract, and all unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets from the replaced contract would no longer be deferred in connection with the replacement contract.  A replacement contract that is substantially unchanged should be accounted for as a continuation of the original contract.  SOP 05-1 will be effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged.  Adoption of SOP 05-1 as of January 1, 2006 did not have a material effect on our Consolidated Financial Statements.

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

Interest Rate Risk

          Investments.  Our investment portfolio consists primarily of debt securities, all of which are classified as available for sale.  Accordingly, the primary market risk exposure to our debt securities portfolio is interest rate risk, which we strive to limit by managing duration to a defined range of three to four years and laddering or utilizing an even distribution in the maturities of the securities we purchase to achieve our duration target.  Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities in our portfolio.  The fair value of our fixed maturity portfolio is directly impacted by changes in market interest rates.  As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true.  We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield and liquidity tailored to the anticipated cash outflow characteristics of our liabilities.  The effective duration of the portfolio as of December 31, 2006 was 3.30 years.  Should market interest rates increase 1.0%, our fixed income portfolio would be expected to decline in market value by $18.6 million, or 3.4%.  Conversely, a 1.0% decline in interest rates would result in approximately $17.2 million, or 3.2%, appreciation in the market value of our fixed income portfolio.

          Credit Facility.  We also have exposure to market risk for changes in interest rates because we have variable rate debt.  The interest rate we pay increases or decreases with the changes in LIBOR.  Based on our borrowings under the floating rate credit agreement at December 31, 2006, a 10% increase in market interest rates would increase our annual net interest expense by approximately $537,000.  Conversely, a 10% decrease in market interest rates would decrease our annual net interest expense by approximately $537,000.

Credit Risk

          Investments.  Our securities are exposed to credit risk.  We attempt to manage our credit risk through issuer and industry diversification.  We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines.  Our investment guidelines include limitations on the minimum rating of debt securities in our investment portfolio, as well as restrictions on investments in debt securities of a single issuer.  All of the debt securities in our portfolio were rated investment grade by the National Association of Insurance Commissioners, or the NAIC, and Standard & Poor’s as of December 31, 2006.

Item 8. Financial Statements and Supplementary Data

          Our consolidated financial statements together with the report of the independent registered public accounting firm are set forth beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable – there were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

          We maintain disclosure controls and procedures that are designed to ensure that material information that is required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.  Under the supervision of and with the participation of our management, including our CEO and CFO, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006.  Based upon that evaluation and subject to the foregoing, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Internal Control Over Financial Reporting

          The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to the Report of Management on Maintaining Adequate Internal Control Over Financial Reporting referred to in “Part II, Item 8.  Financial Statements and Supplementary Data” of this report.

          The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to the Report of Independent Registered Public Accounting Firm referred to in “Part II, Item 8.  Financial Statements and Supplementary Data” of this report.

          Management has evaluated, with the participation of our CEO and CFO, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2006.  In connection with such evaluation, we have determined that there was no change in internal control over financial reporting during the fourth quarter of 2006 that has affected materially or is reasonably likely to affect materially, our internal control over financial reporting.

CEO and CFO Certifications

          Our CEO and CFO have filed with the SEC as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

          In addition, on June 19, 2006, our CEO certified to the NYSE that he was not aware of any violation by the Company of the NYSE corporate governance listing standards as of that date.  The foregoing certification was unqualified.

Item 9B. Other Information

          Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

          The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2007 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2006 and is incorporated herein by reference.  If we do not file a definitive proxy statement in connection with the 2007 annual meeting of stockholders with the SEC within 120 days after December 31, 2006, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2006.

Item 11. Executive Compensation

          The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2007 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2006 and is incorporated herein by reference.  If we do not file a definitive proxy statement in connection with the 2007 annual meeting of stockholders with the SEC within 120 days after December 31, 2006, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2007 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2006 and is incorporated herein by reference.  If we do not file a definitive proxy statement in connection with the 2007 annual meeting of stockholders with the SEC within 120 days after December 31, 2006, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2006.

Item 13. Certain Relationships and Related Transactions

          The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2007 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2006 and is incorporated herein by reference.  If we do not file a definitive proxy statement in connection with the 2007 annual meeting of stockholders with the SEC within 120 days after December 31, 2006, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2006.

Item 14. Principal Accountant Fees and Services

          The information required by this Item will be contained in our definitive proxy statement issued in connection with the 2007 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2006 and is incorporated herein by reference.  If we do not file a definitive proxy statement in connection with the 2007 annual meeting of stockholders with the SEC within 120 days after December 31, 2006, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2006.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	The following documents are filed as a part of this report:

	1.	Financial Statements:

The Consolidated Financial Statements for the year ended December 31, 2006 commence on page F-1.

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

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISTOL WEST HOLDINGS, INC.

By:	/s/ Jeffrey J. Dailey

Jeffrey J. Dailey
Chief Executive Officer and President
Date:	March 16, 2007

POWER OF ATTORNEY

          KNOW ALL MEN BY THESE PRESENTS THAT each person whose signature appears below, does hereby appoint Jeffrey J. Dailey, Robert D. Sadler and George G. O’Brien or any one of them, as his or her true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name for the purpose of executing on his or her behalf, in any and all capacities, the Annual Report on Form 10-K for the year ended December 31, 2006 of Bristol West Holdings, Inc., or any amendment or supplement thereto and other documents related to or in connection therewith, and causing such Annual Report or any such amendment or supplement or other document to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, or otherwise, granting unto such attorneys-in-fact, or any one of them, full power and authority to do and perform each and every act and thing necessary and requisite to be done in connection with the foregoing, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact, or any one of them, or their respective substitutes, may lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey J. Dailey	Director, Chief Executive Officer and President (Principal Executive Officer)	March 16, 2007

Jeffrey J. Dailey

/s/ Robert D. Sadler	Senior Vice President-Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2007

Robert D. Sadler

R. Cary Blair*	Director

Richard T. Delaney*	Director

Allan W. Ditchfield*	Director

James R. Fisher*	Director

Todd A. Fisher*	Director

Perry Golkin*	Director

Mary R. Hennessy*	Director

Eileen Hilton*	Director

James N. Meehan*	Director

Arthur J. Rothkopf*	Director

*By:	/s/ Robert D. Sadler

Robert D. Sadler Attorney-in-fact by power of attorney
Date:	March 16, 2007

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1

Agreement and Plan of Merger, dated as of March 1, 2007, among the Registrant, Farmers Group, Inc. and BWH Acquisition Company (incorporated by reference to Exhibit 2.1 of Form 8-K filed on March 7, 2007)

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

4.2

Registration Rights Agreement, dated as of July 10, 1998, between the Registrant and Bristol West Associates LLC (incorporated by reference to Exhibit 4.2 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.3

Subscription Agreement, dated as of July 9, 1998, between the Registrant and Fisher Capital Corp. LLC (incorporated by reference to Exhibit 4.3 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.4

Sale Participation Agreement, dated as of July 9, 1998, among KKR Partners II, L.P., KKR 1996 Fund L.P., Bristol West Associates LLC and Fisher Capital Corp. LLC (incorporated by reference to Exhibit 4.4 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.5

Equity Contribution Agreement, dated as of July 10, 1998, between Bristol West Holdings, Inc. (f/k/a BRW Acquisition, Inc.), Bristol West Associates LLC, Fisher Capital Corp. LLC, Jeanne Rosner, Jeffrey Rosner, Sylvia Rosner, Wendy Schlesinger, and Donald Simon (exhibit 4.5 to this Annual Report on Form 10-K)

4.6

Form of Employee Stockholder’s Agreement for Senior Management (incorporated by reference to Exhibit 4.5 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1), as amended by form of Amendment to Employee Stockholder’s Agreement effective as of December 29, 2005, between Bristol West Holdings, Inc. and the stockholder (form of amendment is incorporated by reference to Exhibit 4.5 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

4.7

Form of Employee Stockholder’s Agreement for Employees (incorporated by reference to Exhibit 4.6 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1), as amended by form of Amendment to Employee Stockholder’s Agreement effective as of December 29, 2005, between Bristol West Holdings, Inc. and the stockholder (form of amendment is incorporated by reference to Exhibit 4.5 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

4.8	Form of Sale Participation Agreement (incorporated by reference to Exhibit 4.7 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.9

Employee Stockholder’s Agreement between the Registrant and Simon Noonan dated as of July 25, 2002 (incorporated by reference to Exhibit 10.32 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004), as amended by Amendment to Employee Stockholder’s Agreement effective as of December 29, 2005, between Bristol West Holdings, Inc. and Simon Noonan (form of amendment is incorporated by reference to Exhibit 4.5 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

4.10

Employee Stockholder’s Agreement between the Registrant and James J. Sclafani, Jr. dated as of March 20, 2003(incorporated by reference to Exhibit 10.33 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004), as amended by Amendment to Employee Stockholder’s Agreement effective as of December 29, 2005, between Bristol West Holdings, Inc. and James J. Sclafani, Jr. (form of amendment is incorporated by reference to Exhibit 4.5 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.1

Credit Agreement dated as of July 31, 2006, among the Registrant, the Lenders (ING Capital LLC, JPMorgan Chase Bank, N.A., LaSalle Bank National Association, Regions Bank, General Electric Capital Corporation, and Bank of Communications Co., Ltd., New York Branch), the Administrative Agent (ING Capital LLC), the Joint Bookrunners and Joint Lead Arrangers (ING Capital LLC and JP Morgan Securities, Inc.), and the Documentation agent (LaSalle Bank National Association) (incorporated by reference to Exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006)

10.2	Form of California Brokerage Agreement effective January 1, 2005 (incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.3

Letter Agreement, dated as of July 9, 1998, between the Registrant and Fisher Capital Corp. LLC (incorporated by reference to Exhibit 10.13 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1); as amended by an Amendatory Agreement between the Registrant and Fisher Capital Corp. LLC, dated as of December 18, 2000 (incorporated by reference to Exhibit 10.14 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1); and as further amended by Amendatory Agreement to Letter Agreement between the Registrant and Fisher Capital Corp. LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.15 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1); as further amended by an Amendatory Agreement between the Registrant and Fisher Capital Corp. LLC, dated as of January 1, 2004 (exhibit 10.3 to this Annual Report on Form 10-K); and as further amended by a Termination Agreement between the Registrant and Fisher Capital Corp. LLC, effective as of December 31, 2006  (exhibit 10.3 to this Annual Report on Form 10-K)

10.4	Letter Agreement, dated as of July 10, 1998, between the Registrant and Kohlberg Kravis Roberts & Co. L.P. (exhibit 10.4 to this Annual Report on Form 10-K)

*10.5

1998 Stock Option Plan for the Management and Key Employees of the Registrant and Subsidiaries (incorporated by reference to Exhibit 10.16 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

*10.6	Employment Agreement, dated as of May 25, 2006, between James R. Fisher and the Registrant (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 25, 2006)

*10.7

Amended and Restated 2004 Stock Incentive Plan for the Registrant and Subsidiaries (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006)

*10.8	Form of Restricted Stock Award Agreement for Executives with two-year vesting schedule (incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 27, 2006)

*10.9	Form of Restricted Stock Award Agreement for Executives with a five-year vesting schedule (incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 27, 2006)

*10.10	Form of Restricted Stock Award Agreement for Directors with a two-year vesting schedule (incorporated by reference to Exhibit 10.6 of Form 8-K filed on February 27, 2006)

*10.11	Non-Employee Directors’ Deferred Compensation and Stock Award Plan (incorporated by reference to Exhibit 10.5 of Form 8-K filed on February 27, 2006)

*10.12

Form of Restricted Stock Award Agreement for Employees with two-year vesting schedule (incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

*10.13

Form of Restricted Stock Award Agreement for Employees with five-year vesting schedule (incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

*10.14

Form of Restricted Stock Award Agreement for Employees with Equity Investment  (incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

*10.15	Executive Officer Incentive Plan (incorporated by reference to Exhibit 10.3 of Form 8-K filed on February 27, 2006)

*10.16	Management Incentive Plan (incorporated by reference to Exhibit 10.4 of Form 8-K filed on February 27, 2006)

10.17

Services Agreement by and among BRW Acquisition, Inc. and Firemark Partners, LLC, dated July 24, 2002 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005); as amended by Correction and Amendment of the July 24, 2002 Services Agreement between BRW Acquisition, Inc. and Firemark Partners, LLC, dated November 8, 2005 (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005); and as further amended by Amendment No. 2 dated as of October 1, 2006 (exhibit 10.17 to this Annual Report on Form 10-K)

10.18

Voting Agreement, dated as of March 1, 2007, by and among the Registrant, Farmers Group, Inc., BWH Acquisition Company, Bristol West Associates LLC and Aurora Investments II LLC (incorporated by reference to Exhibit 99.1 of Form 8-K filed on March 7, 2007)

21.1	List of Subsidiaries of the Registrant (exhibit 21.1 to this Annual Report on Form 10-K)

23.1	Consent of Independent Registered Public Accounting Firm (exhibit 23.1 to this Annual Report on Form 10-K)

24.1	Powers of Attorney (exhibit 24.1 to this Annual Report on Form 10-K)

31.1

Rule 13a-14(a)/15d-14(a) Certification executed by Jeffrey J. Dailey, Chief Executive Officer and President of Bristol West Holdings, Inc. (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (exhibit 31.1 to this Annual Report on Form 10-K)

31.2

Rule 13a-14(a)/15d-14(a) Certification executed by Robert D. Sadler, Senior Vice President-Chief Financial Officer of Bristol West Holdings, Inc. (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (exhibit 31.2 to this Annual Report on Form 10-K)

*	Management contract or compensatory plan or arrangement.

Additional Exhibits.

In accordance with Item 601(32)(ii) of Regulation S-K, Exhibit 32.1 is to be treated as “furnished” rather than “filed” as part of the report.

32.1

Section 1350 Certification executed by Jeffrey J. Dailey, Chief Executive Officer and President of Bristol West Holdings, Inc., and by Robert D. Sadler, Senior Vice President-Chief Financial Officer of Bristol West Holdings, Inc. (exhibit 32.1 to this Annual Report on Form 10-K)

BRISTOL WEST HOLDINGS, INC.
REPORT OF MANAGEMENT ON MAINTAINING ADEQUATE INTERNAL CONTROL OVER
FINANCIAL REPORTING

          The management of Bristol West Holdings, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”).  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements.  The Company’s internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written Code of Conduct and Business Ethics Policy adopted by the Company’s Board of Directors that is applicable to all directors, officers and employees of the Company.

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

          Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  The scope of management’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations of the Securities and Exchange Commission (the “SEC”) with respect to fiscal 2006 included all of the Company’s operations.  Based on that assessment, management concludes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

          The Audit Committee of the Company’s Board of Directors (the “Audit Committee”) appointed the Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, and the Company’s stockholders ratified that appointment.  Deloitte & Touche LLP have audited and reported on the Company’s consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and related notes and financial statement schedules, management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting.  The report of the independent registered public accounting firm is contained in this Annual Report on Form 10-K.

/s/ Jeffrey J. Dailey

Jeffrey J. Dailey,
President and Chief Executive Officer
Date: March 16, 2007

/s/ Robert D. Sadler

Robert D. Sadler,
Senior Vice President-Chief Financial Officer
Date: March 16, 2007

BRISTOL WEST HOLDINGS, INC.
REPORT OF MANAGEMENT ON RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management’s Responsibility for the Financial Statements

          The management of Bristol West Holdings, Inc. and subsidiaries (the “Company”) is responsible for the preparation and integrity of the Company’s consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and related notes and financial statement schedules (the “Consolidated Financial Statements”) appearing in the Company’s Annual Report on Form 10-K.  The Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances and, accordingly, include certain amounts based on management’s best judgments and estimates.  Financial information in this Annual Report on Form 10-K is consistent with that in the Consolidated Financial Statements.

Audit Committee Responsibility

          The Audit Committee, composed solely of directors who are independent in accordance with the requirements of the New York Stock Exchange corporate governance standards, the Exchange Act and the Company’s Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters.  The Audit Committee reviews with the independent auditors the scope and results of the audit effort.  The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. The Audit Committee’s Report will be contained in the Company’s definitive proxy statement issued in connection with the 2007 annual meeting of stockholders filed with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2006 and is incorporated herein by reference.  If we do not file a definitive proxy statement in connection with the 2007 annual meeting of stockholders with the SEC within 120 days after December 31, 2006, we will file such information with the SEC pursuant to an amendment to this Form 10-K within 120 days after December 31, 2006.

/s/ Jeffrey J. Dailey

Jeffrey J. Dailey,
President and Chief Executive Officer
Date: March 16, 2007

/s/ Robert D. Sadler

Robert D. Sadler,
Senior Vice President-Chief Financial Officer
Date: March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bristol West Holdings, Inc.
Davie, Florida

          We have audited the accompanying consolidated balance sheets of Bristol West Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedules listed in the Index at Item 15.  We also have audited management’s assessment, included in the accompanying Report of Management on Maintaining Adequate Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedules, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

          A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 15, 2007

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2006	December 31, 2005

Assets:
Investments:
Fixed maturities available-for-sale (amortized cost $496,813 and $458,175 at December 31, 2006 and December 31, 2005, respectively)	$493,727	$452,872
Equity securities (cost $2,000 at December 31, 2006 and December 31, 2005)	2,000	2,000

Total investments	495,727	454,872
Cash and cash equivalents	49,293	32,399
Accrued investment income	5,637	5,156
Premiums and other receivables (net of allowance for doubtful accounts of $6,096 and $6,758 at December 31, 2006 and December 31, 2005, respectively)	175,892	164,033
Reinsurance recoverables on paid and unpaid losses and loss adjustment expenses	37,911	31,517
Prepaid reinsurance	2,730	21,470
Ceding commission receivable	—	8,671
Deferred policy acquisition costs	47,243	46,283
Property, software and equipment - net	20,036	19,145
Goodwill	101,481	101,546
Other assets	8,609	8,264

Total assets	$944,559	$893,356

Liabilities and Stockholders’ Equity:
Liabilities:
Policy liabilities:
Reserve for losses and loss adjustment expenses	$239,177	$221,445
Unearned premiums	189,605	185,360

Total policy liabilities	428,782	406,805
Reinsurance payables	3,265	30,590
Accounts payable and other liabilities	45,858	41,862
Deferred income taxes	9,903	7,219
Long-term debt, including current portion	100,000	69,925

Total liabilities	587,808	556,401

Commitments and contingent liabilities (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value (15,000,000 shares authorized; 0 shares outstanding at December 31, 2006 and December 31, 2005, respectively)	—	—
Common stock, $0.01 par value (200,000,000 shares authorized; 33,269,364 and 32,819,209 shares issued at December 31, 2006 and December 31, 2005, respectively)	332	328
Additional paid-in capital	235,086	235,308
Retained earnings	178,270	144,609
Deferred compensation on restricted stock	—	(5,763)
Treasury stock at cost (3,768,670 and 2,551,649 shares held at December 31, 2006 and December 31, 2005, respectively)	(54,937)	(34,078)
Stock subscription receivable	(27)	(59)
Accumulated other comprehensive loss	(1,973)	(3,390)

Total stockholders’ equity	356,751	336,955

Total liabilities and stockholders’ equity	$944,559	$893,356

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,

	2006	2005	2004

Revenues:
Net earned premium	$581,062	$595,072	$325,321
Net investment income	21,464	17,188	9,018
Realized gain (loss) on investments, net	73	(106)	1
Policy service fee revenue	54,665	62,538	74,052
Other income	3,815	2,857	2,509

Total revenues	661,079	677,549	410,901

Costs and Expenses:
Losses and loss adjustment expenses incurred	394,074	394,606	219,358
Commissions and other underwriting expenses	152,825	154,040	58,428
Other operating and general expenses	42,908	40,297	32,613
Interest expense	5,729	4,229	2,990
Extinguishment of debt	1,311	—	1,613

Total costs and expenses	596,847	593,172	315,002

Income before income taxes	64,232	84,377	95,899
Income taxes	22,096	29,675	34,762

Net Income	$42,136	$54,702	$61,137

Net income per common share - basic	$1.44	$1.78	$1.99
Net income per common share - diluted	$1.37	$1.70	$1.89
Dividends declared per common share	$0.29	$0.26	$0.15

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Years Ended December 31,

	2006	2005	2004

STOCKHOLDERS’ EQUITY:
Common Stock
Balance, beginning of period	$328	$325	$245
Issuance of common stock in initial public offering (6,250,000 shares - 2004)	—	—	63
Exercise of options and warrants, including tax benefit (137,850 shares - 2006, 61,328 shares - 2005, 1,447,986 shares - 2004)	1	1	14
Shares issued for services (12,719 shares - 2006, 17,143 shares - 2005, 37,800 shares - 2004)	—	—	—
Issuance of restricted common stock (299,119 shares - 2006, 186,109 shares - 2005, 312,157 shares - 2004)	3	2	3
Shares issued in payment of dividend (467 shares - 2006, 191 shares - 2005, 9 shares - 2004)	—	—	—

Balance, end of period	332	328	325

Additional Paid-In Capital
Balance, beginning of period	235,308	231,281	97,810
Issuance of common stock in initial public offering (6,250,000 shares -- 2004)	—	—	113,342
Exercise of options and warrants, including tax benefit (137,850 shares - 2006, 61,328 shares - 2005, 1,447,986 shares - 2004)	1,268	549	13,681
Shares issued for services (12,719 shares - 2006, 17,143 shares - 2005, 37,800 shares - 2004)	257	335	685
Issuance of restricted common stock (299,119 shares - 2006, 186,109 shares - 2005, 312,157 shares - 2004)	(3)	3,140	5,763
Shares issued in payment of dividend (467 shares - 2006, 191 shares - 2005, 9 shares - 2004)	7	3	—
Restricted stock forfeited (76,166 shares - 2006)	1,372	—	—
Amortization of deferred compensation on restricted stock	2,673	—	—
Tax deficiency on vesting of restricted stock	(33)	—	—
Reclassification resulting from adoption of accounting principle (SFAS No. 123R)	(5,763)	—	—

Balance, end of period	235,086	235,308	231,281

Retained Earnings
Balance, beginning of period	144,609	97,885	41,504
Net income	42,136	54,702	61,137
Dividend to common shareholders ($0.29 per share - 2006, $0.26 per share - 2005, $0.15 per share - 2004)	(8,475)	(7,978)	(4,756)

Balance, end of period	178,270	144,609	97,885

Deferred Compensation on Restricted Stock
Balance, beginning of period	(5,763)	(4,723)	—
Issuance of restricted common stock (186,109 shares -- 2005, 312,157 shares -- 2004)	—	(3,142)	(5,766)
Amortization of deferred compensation on restricted stock	—	2,014	710
Restricted stock forfeited (4,927 shares -- 2005, 18,098 shares -- 2004)	—	88	333
Reclassification resulting from adoption of accounting principle (SFAS No. 123R)	5,763	—	—

Balance, end of period	—	(5,763)	(4,723)

Treasury Stock
Balance, beginning of period	(34,078)	(2,965)	(2,563)
Acquisition of treasury stock (1,140,855 shares - 2006, 1,863,686 shares - 2005, 2,608 shares - 2004)	(19,487)	(31,025)	(69)
Restricted stock forfeited (76,166 shares - 2006, 4,927 shares - 2005, 18,098 shares - 2004)	(1,372)	(88)	(333)

Balance, end of period	(54,937)	(34,078)	(2,965)

Stock Subscription Receivable
Balance, beginning of period	(59)	(120)	(393)
Payment of stock subscriptions receivable	32	61	273

Balance, end of period	(27)	(59)	(120)

Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	(3,390)	640	2,132
Unrealized holdings gains (losses) arising during the period	1,377	(3,881)	(1,266)
Reclassification adjustment	40	(149)	(226)

Net unrealized gains (losses) on securities	1,417	(4,030)	(1,492)

Balance, end of period	(1,973)	(3,390)	640

Total stockholders’ equity	$356,751	$336,955	$322,323

COMPREHENSIVE INCOME:
Net income	$42,136	$54,702	$61,137
Net unrealized gains (losses) on securities	1,417	(4,030)	(1,492)

Comprehensive income	$43,553	$50,672	$59,645

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Years Ended December 31,

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,136	$54,702	$61,137
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of fixed maturity investments	4,157	4,117	2,252
Depreciation and amortization	7,526	7,013	6,409
Realized loss on disposal of property, software and equipment	219	—	—
Realized investment (gain) loss	(73)	106	(1)
Deferred federal income taxes	1,919	272	4,657
Stock based compensation	2,898	2,168	1,255
Extinguishment of debt	1,311	—	1,613
Changes in assets and liabilities:
Accrued investment income	(481)	(2,198)	(1,331)
Premiums and other receivables	(11,859)	16,256	(38,060)
Reinsurance receivables	2,277	253,230	(53,419)
Prepaid reinsurance	18,740	87,131	(13,564)
Deferred policy acquisition costs	(960)	(15,255)	(8,605)
Reserve for losses and loss adjustment expenses	17,732	(881)	20,030
Unearned premiums	4,245	(29,071)	57,253
Reinsurance payables	(27,325)	(135,923)	6,915
Other assets and liabilities	(4,915)	10,938	(8,810)
Tax benefit on exercise of stock options	—	304	8,147

Net cash provided by operating activities	57,547	252,909	45,878

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed maturity investments - available-for-sale	(117,253)	(207,764)	(203,431)
Sales and maturities of fixed maturity investments - available-for-sale	82,564	25,934	57,042
Purchase of equity securities	—	—	(400)
Sales of equity securities	—	—	182
Acquisition of property, software and equipment	(8,694)	(8,031)	(10,973)

Net cash used in investing activities	(43,383)	(189,861)	(157,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering of stock	—	—	113,405
Proceeds from exercise of stock options	105	171	5,548
Tax benefit on exercise of stock options	740	—	—
Acquisition of treasury stock	(19,048)	(30,951)	(69)
Principal repayment at time of debt extinguishment	(67,975)	—	(71,500)
Principal payments on long-term debt	(1,950)	(3,463)	(1,612)
Proceeds from acquisition of long-term bank debt	100,000	—	75,000
Payment of fees and expenses related to acquisition of long-term debt	(706)	—	(2,325)
Payment of dividends to stockholders	(8,468)	(7,975)	(4,714)
Other	32	61	221

Net cash provided by (used in) financing activities	2,730	(42,157)	113,954

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,894	20,891	2,252
Cash and cash equivalents, January 1	32,399	11,508	9,256

Cash and cash equivalents, December 31	$49,293	$32,399	$11,508

The accompanying notes are an integral part of the consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands, except per share data)

1.  Nature of Operations and Significant Accounting Policies

          Bristol West Holdings, Inc. and its subsidiaries (the “Company”) is a property and casualty insurer writing and distributing private passenger automobile insurance.  Given the homogeneity of the product, the regulatory environments in which it operates, the type of customer and the method of distribution, the operations of the Company are one segment.  As of December 31, 2006, the Company is licensed in 38 states and the District of Columbia.  The Company consists of a holding company, five statutory insurance companies (Bristol West Casualty Insurance Company, Bristol West Insurance Company, Security National Insurance Company, Coast National Insurance Company, and Bristol West Preferred Insurance Company), agencies and claims servicing companies.  Bristol West Preferred Insurance Company was incorporated on September 7, 2006.  This new company was capitalized with $10,000 and is domiciled in the state of Michigan.

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

          Basis of Presentation - The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which differ materially from the statutory accounting practices prescribed by various insurance regulatory authorities.  The preparation of the consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates applicable to the consolidated financial statements include the reserves for unpaid losses and loss adjustment expenses, deferred policy acquisition costs, contingencies and reinsurance recoverables.  Although some variability is inherent in these estimates, management believes the amounts presented are appropriate.  All significant intercompany transactions and balances have been eliminated.

          Stock Split - On February 12, 2004, the Company declared a 130.38-for-one split of its outstanding common stock.  All references to number of shares, per share amounts and stock options data have been restated to reflect the stock split.  There are 200,000,000 authorized shares of common stock, par value $0.01 per share (“Common Stock”), and 15,000,000 shares of preferred stock, par value $0.01 per share.

          Cash Flow - For the purposes of the consolidated statements of cash flow, the Company considers demand deposits to be cash.  The Company paid $5,411, $3,801, and $2,864 for interest for the years ended December 31, 2006, 2005 and 2004, respectively.  The Company paid income taxes of $32,029, $17,875, and $18,077 during the years ended December 31, 2006, 2005, and 2004, respectively.

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

          Internal use software costs have been accounted for in accordance with Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Under SOP 98-1, computer software costs, whether purchased or developed, related to internal use software costs that are incurred in the preliminary project stage are expensed as incurred.  Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software are capitalized.  The Company capitalized approximately $4,828, $3,202, and $5,868 in 2006, 2005, and 2004, respectively.  Amortization of internal use software costs is recorded on a straight-line basis over the estimated useful lives of the software, generally three to seven years.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands, except per share data)

          Investments - Fixed maturity investments which may be sold in response to, among other things, changes in interest rates, prepayment risk, income tax strategies or liquidity needs, are classified as available-for-sale and are carried at market value.  Preferred stocks are also carried at market value.  Fluctuations in the market value of these available-for-sale securities are recorded as unrealized investment gains or losses and credited or charged to stockholders’ equity as other comprehensive income (loss).  Market values are generally based on quoted market prices.  Realized investment gains and losses are recorded on the specific identification method.

          For fixed maturities subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future principal repayments.  These adjustments are accounted for using the retrospective method.  Prepayment fees on fixed maturities are recorded in net investment income when earned.

          The value of fixed maturity and equity securities is adjusted for impairments in values deemed to be other than temporary.  The Company considers a number of factors in the evaluation of whether a decline in value is other than temporary including:  (a) the financial condition and near-term prospects of the issuer; (b) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; and (c) the period and degree to which the market value has been below cost.  These adjustments are recorded as realized investment losses.  All security transactions are recorded on a trade date basis.

          Deferred Policy Acquisition Costs - Costs that vary with, and are directly related to, the production of new and renewal business are deferred and amortized as the related premiums are earned.  These costs primarily comprise commissions, premium taxes, investigatory reports and salaries.  Deferred acquisition costs are reviewed to determine if they are recoverable from unearned premiums, and if not, are charged to expense.  Anticipated investment income is considered in the determination of the recoverability of deferred acquisition costs.  For the years ended December 31, 2006, 2005 and 2004, no amounts of deferred acquisition costs were charged to expense as a result of the recoverability testing.

          Goodwill and Other Intangible Assets - Goodwill represents the excess of the purchase price over fair value of net assets acquired.  Goodwill and other intangible assets are tested for impairment annually as of December 31 or whenever changes in conditions indicate carrying value may not be recoverable.  Impairment exists when the carrying value of goodwill or other intangible assets exceeds their fair value.  The results of the Company’s annual testing indicated no impairment.

           Goodwill decreased $65 due to the utilization of pre-acquisition net operating losses during each of the years ended December 31, 2006 and 2005.

          The Company had intangible assets with indefinite lives related to state insurance licenses of $2,944 included in other assets as of December 31, 2006 and 2005.

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

          Policy Liabilities - Loss and loss adjustment expense liabilities are established in consideration of individual cases for reported losses and past experience for incurred but not yet reported losses.  Loss and loss adjustment expense reserves are estimated using statistical analyses which consider trends in claim severity, claim frequency, inflation, historical claims, settlement patterns, legislative activity and other factors.  The liability for unearned premium represents the unexpired portion of each policy premium with consideration for expected cancellations.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands, except per share data)

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

          Fair Value of Financial Instruments - Statement of Financial Accounting Standard (“SFAS”) No. 107, “Disclosure About Fair Value of Financial Instruments”, requires the Company to disclose the estimated fair value of financial instruments, both assets and liabilities, recognized and not recognized in the consolidated balance sheets for which it is practical to estimate fair value.  The fair value estimates are based on information available to the Company as of December 31, 2006 and 2005.

          Adoption of Accounting Pronouncements – In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS 115” (“SFAS 159”).  SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not otherwise required to be measured at fair value.  If an entity elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the effect, if any, that this statement will have on its consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  This statement defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged only in the initial quarter of an entity’s fiscal year.  The Company is currently evaluating the effect, if any, that this statement will have on its consolidated financial statements.

          In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective.  SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings.  SAB 108 is effective for the first annual period ending after November 15, 2006.  Adoption of SAB 108 did not have a material effect on the Company’s consolidated financial statements.

          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands, except per share data)

          The evaluation of a tax position in accordance with FIN 48 is a two-step process.  The first step is a recognition process whereby the entity determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  In evaluating whether a tax position has met the more likely than not recognition threshold, the entity should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information.  The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements.  The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

          The provisions of FIN 48 are effective beginning January 1, 2007, and are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  Upon adoption, the Company estimates the adjustment to the opening balance of retained earnings will not be material, as well as any balance sheet reclassifications from taxes currently payable to the liability for unrecognized tax benefits.

          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” (“SFAS 155”), which amends portions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS 155 provides guidance for accounting for certain securities with embedded derivative instruments and was effective for financial instruments issued or acquired after an entity’s first fiscal year that begins after September 15, 2006.  The Company does not expect that adoption of this statement as of January 1, 2007 will have a material effect on its consolidated financial statements.

          Effective January 1, 2006, the Company adopted FASB SFAS No. 123, “Share-Based Payments (revised 2004)” (“SFAS 123R”) (see Note 10).  Among its provisions, SFAS No. 123R requires the Company to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value.  Prior to the adoption of SFAS 123R, the Company utilized the intrinsic-value based method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations.  Accordingly, the Company measured compensation cost for stock options awarded as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee was required to pay to acquire the stock.

          In connection with the Company’s adoption of SFAS 123R, the Company also adopted FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”), which provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees.  The Company elected the alternative simplified method provided for within FSP 123(R)-3 for calculating the pool of excess tax benefits available to absorb tax deficiencies (“APIC pool”) recognized subsequent to the adoption of SFAS 123R.

          In November 2005, the FASB released FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which effectively replaces EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.  FSP 115-1 contains a three-step model for evaluating impairments and carries forward the disclosure requirements in EITF Issue No. 03-1 pertaining to securities in an unrealized loss position is considered impaired; an evaluation is made to determine whether the impairment is other-than-temporary; and, if an impairment is considered other-than-temporary, a realized loss is recognized to write the security’s cost or amortized cost basis down to fair value.  FSP 115-1 references existing other-than-temporary impairment guidance for determining when an impairment is other-than-temporary and clarifies that subsequent to the recognition of an other-than-temporary impairment loss for debt securities, an investor shall account for the security using the constant effective yield method.  FSP 115-1 is effective for reporting periods beginning after December 15, 2005, with earlier application permitted.  Adoption of FSP 115-1 upon issuance did not have a material effect on the Company’s consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands, except per share data)

          In September 2005, the AICPA issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”).  SOP 05-1 provides guidance to insurance entities that incur deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.”  SOP 05-1 defines internal replacements as modifications in product benefits, features, rights, or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage with a contract.  The accounting treatment for such replacements depends on whether, under the provisions of SOP 05-1, the replacement contract is considered substantially changed from the replaced contract.  A substantial change would be treated as the extinguishment of the replaced contract, and all unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets from the replaced contract would no longer be deferred in connection with the replacement contract.  A replacement contract that is substantially unchanged should be accounted for as a continuation of the original contract.  SOP 05-1 will be effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged.  Adoption of SOP 05-1 as of January 1, 2006 did not have a material effect on the Company’s consolidated financial statements.

          Concentration of Risk - One independent insurance producer generated approximately 6.5%, 7.2%, and 9.8% of the Company’s written premium for the years ended December 31, 2006, 2005 and 2004, respectively.

2.  Investments

          All of the Company’s investments are classified as available-for-sale.

          The amortized cost, gross unrealized gains and losses and estimated fair value of available-for-sale securities by class as of December 31, 2006 are shown below:

Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Fixed maturities:
U.S. Government securities	$2,761	$1	$1	$2,761
Mortgage backed bonds	120,432	792	976	120,248
Tax-exempt bonds	222,236	676	2,295	220,617
Collateralized mortgage obligations	12,089	2	220	11,871
Corporate and other	139,295	384	1,449	138,230

Total fixed maturities	496,813	1,855	4,941	493,727

Preferred stock	2,000	—	—	2,000

Total	$498,813	$1,855	$4,941	$495,727

          Gross realized gains of $182 and gross realized losses of $109 for the year ended December 31, 2006 were included in net realized gain on investments.

          As of December 31, 2006, the Company owned securities having an aggregate fair value of $349,449 where the market value of the security was less than its amortized cost.  The following table displays the extent and duration of the declines in market value relative to cost for securities in the Company’s portfolio.

	Less Than 12 Months		12 Months or Greater		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Fixed maturities:
U.S. Government securities	$2,333	$1	$—	$—	$2,333	$1
Mortgage backed bonds	21,740	106	42,194	870	63,934	976
Tax-exempt bonds	28,888	70	141,499	2,225	170,387	2,295
Collateralized mortgage obligations	2,122	14	9,665	206	11,787	220
Corporate and other	16,225	161	84,783	1,288	101,008	1,449

Total	$71,308	$352	$278,141	$4,589	$349,449	$4,941

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
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

          Based upon the Company’s analysis, the Company believes that it will recover all contractual principal and interest payments related to those securities that currently reflect unrealized losses.  The Company has the ability and intent to hold these securities until they mature or recover in value.  In the last three years, the Company has not incurred any impairment charges.

          The amortized cost, gross unrealized gains and losses and estimated fair value of available-for-sale securities by class as of December 31, 2005 are shown below:

Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Fixed maturities:
U.S. Government securities	$3,332	$—	$28	$3,304
Mortgage backed bonds	73,130	92	1,348	71,874
Tax-exempt bonds	211,189	649	2,344	209,494
Collateralized mortgage obligations	12,979	6	216	12,769
Corporate and other	157,545	356	2,470	155,431

Total fixed maturities	458,175	1,103	6,406	452,872

Preferred stock	2,000	—	—	2,000

Total	$460,175	$1,103	$6,406	$454,872

          Gross realized gains of $26 and gross realized losses of $132 for the year ended December 31, 2005 were included in net realized loss on investments.

          As of December 31, 2005, the Company owned securities having an aggregate fair value of $365,695 where the market value of the security was less than its amortized cost.  The following table displays the extent and duration of the declines in market value relative to cost for the Company’s securities portfolio.

	Less Than 12 Months		12 Months or Greater		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Fixed maturities:
U.S. Government securities	$—	$—	$3,304	$28	$3,304	$28
Mortgage backed bonds	31,862	553	25,206	795	57,068	1,348
Tax-exempt bonds	120,824	1,345	40,786	999	161,610	2,344
Collateralized mortgage obligations	9,868	216	—	—	9,868	216
Corporate and other	90,940	1,317	42,905	1,153	133,845	2,470

Total	$253,494	$3,431	$112,201	$2,975	$365,695	$6,406

          As of December 31, 2005, the Company did not believe it owned any securities that had suffered a decline in market value that was other-than-temporary.  Therefore, it had not recorded a realized loss for any of the securities in its portfolio at that time.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands, except per share data)

          The amortized cost and estimated market value of fixed maturity securities classified as available-for-sale as of December 31, 2006, by contractual maturity, are shown below.  Actual repayments will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

Maturity	Cost	Fair Value

Due in one year or less	$32,944	$32,586
Due after one year through five years	155,808	153,862
Due after five years through ten years	120,571	120,101
Due after ten years	54,969	55,059
Mortgage backed bonds	120,432	120,248
Collateralized mortgage obligations	12,089	11,871

Total	$496,813	$493,727

          The components of net investment income were as follows:

	Years Ended December 31,

	2006	2005	2004

Investment income:
Interest income	$22,173	$17,903	$9,441
Dividend income	—	—	12

Investment income	22,173	17,903	9,453
Investment expenses	(709)	(715)	(435)

Net investment income	$21,464	$17,188	$9,018

          As required by regulation, securities of Security National Insurance Company, Coast National Insurance Company, Bristol West Insurance Company, Bristol West Casualty Insurance Company, and Bristol West Preferred Insurance Company with carrying values of $12,320 and $11,869 were on deposit with state regulatory authorities as of December 31, 2006 and 2005, respectively.

3.  Debt

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

          On July 31, 2006, the Company completed a refinancing of the credit facility represented by the Bank Agreement and increased the amount of the term loan facility.  The new secured credit facility (“Credit Facility”) consists of: (1) a $100,000 term loan and (2) a $25,000 revolving credit facility, which includes up to $15,000 of letters of credit.  The Credit Facility may be prepaid at any time and is scheduled to expire on July 31, 2011.  Borrowings under the Credit Facility bear interest based either upon (1) LIBOR plus an applicable margin ranging from 0.750% to 1.750% based on the then existing ratio of the Company’s consolidated total debt to its consolidated total capitalization, as defined in the Credit Facility, or (2) the greater of (a) the applicable prime rate and (b) the Federal funds rate for Federal Reserve System overnight borrowing transactions plus 0.5%, plus an applicable margin ranging from 0.000% to 0.50% based on the then existing ratio of the Company’s consolidated total debt to its consolidated total capitalization.  The Company also pays a commitment fee on the unused portion of the revolving credit facility.  The Credit Facility is secured by guarantees by, and a pledge of stock of, certain of the Company’s subsidiaries.  The Credit Facility requires compliance with certain financial loan covenants.  As of, and for the twelve-month period ended December 31, 2006, the Company was in compliance with all such covenants.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands, except per share data)

          The amount of debt outstanding at December 31, 2006 and December 31, 2005 was $100,000 and $69,925, respectively.  The Company had no borrowings on the revolving credit line at December 31, 2006 and December 31, 2005.

          On July 31, 2006, contemporaneously with the execution and delivery of the Credit Facility, the Company terminated the Bank Agreement and paid the principal and all accrued interest and fees.  The Company incurred no early termination penalties in connection with the termination of the Bank Agreement.  In connection with the prepayment of the refinanced debt, the Company incurred a non-recurring non-cash pre-tax charge of $1,311 during the year ended December 31, 2006 related to the write-off of the unamortized portion of the deferred financing costs.

4.  Profit Sharing Retirement Plan

          The Bristol West Retirement Plan (“the 401(k) Plan”) is a defined contribution plan for employees of the Company.  The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974.

          To be eligible, employees of the Company must have at least 30 days of service and be at least 18 years old. Participants may contribute from 1% to 20% of their earnings, subject to certain limitations in the Internal Revenue Code of 1986, as amended.  Participants are permitted to make cash rollover contributions or direct transfers to the 401(k) Plan from other qualified plans in which they participated.  Employees who have at least one year of service in which they are credited with 1,000 or more hours of service will be eligible for the Company matching contribution.  The Company match on contributions is 60% of the employees’ before-tax contributions to a maximum of 5% of pay.  Company contributions of $1,107, $1,037, and $882 were made during the years ended December 31, 2006, 2005 and 2004, respectively.  In addition, the Company may make a profit sharing contribution each year, at its discretion, to participants.  The Company did not make profit sharing contributions during the years ended December 31, 2006, 2005 and 2004.

5.  Unpaid Loss and Loss Adjustment Expense Reserves

          An analysis of the Company’s net loss and loss adjustment expense (“LAE”) reserves is summarized in the following table:

	Years Ended December 31,

	2006	2005	2004

Balance as of beginning of year	$221,445	$222,326	$202,296
Less: Reinsurance recoverable on unpaid losses and LAE	24,042	116,906	113,286

Net balance as of beginning of year	197,403	105,420	89,010

Incurred related to:
Current period	388,781	394,597	216,845
Prior periods	5,293	9	2,513

Total incurred	394,074	394,606	219,358

Paid related to:
Current period	247,744	259,887	135,508
Prior periods	139,079	42,736	67,440

Total paid	386,823	302,623	202,948

Net balance as of December 31	204,654	197,403	105,420
Plus: Reinsurance recoverable on unpaid losses and LAE	34,523	24,042	116,906

Balance as of December 31	$239,177	$221,445	$222,326

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands, except per share data)

          Loss and LAE reserve estimates are based on forecasts of the ultimate settlement of claims and are subject to uncertainty with respect to future events.  Reserve amounts are based on management’s informed estimates and judgments, using data currently available.  Reserve amounts and the underlying actuarial factors and assumptions are regularly analyzed and adjusted to reflect new information.  Such reevaluation is a normal, recurring activity that is inherent in the process of loss and LAE reserve estimation and therefore, no assurances can be given that loss and LAE reserve development will not occur in the future.  The Company’s loss and LAE reserving methodology is periodically adjusted for changes caused by growth, impacts from expansion into new states, changes in product mix, underwriting standards and rules, loss costs trends, as well as other factors.  In addition, the Company continues to enhance its systems and refine its reserving methodology.  As a result of changes in estimates of insured events from prior years, the provision for losses and LAE was increased by $5,293, $9, and $2,513 in 2006, 2005, and 2004, respectively.

          In calendar years 2006, 2005, and 2004, the Company experienced adverse development on loss and LAE reserves for years prior to each of those calendar years.  During the year ended December 31, 2006, the increase for prior accident years was driven by a variety of factors, including higher than expected claim severity (dollars of loss per claim) in Michigan Personal Injury Protection claims, greater than expected litigation costs in Florida, and higher than expected claim severity in California, which includes a California extra-contractual claim verdict of $430.

6.  Reinsurance

          In the normal course of business, the Company’s insurance subsidiaries have entered into reinsurance agreements with other companies to limit losses, generally through excess-of-loss and quota-share reinsurance agreements.  Reinsurance does not discharge the primary liability of the original insurer.

          During 2002, the insurance subsidiaries of the Company entered into a quota share reinsurance agreement (“2002-2004 Quota Share”) led by National Union Fire Insurance Company of Pittsburgh, PA (“National Union”), a subsidiary of American International Group, Inc. (AIG), with a 50% participation, followed by Alea London Limited (“Alea”) and Federal Insurance Company with 40% and 10% participations, respectively.  The transaction with Alea was a related party transaction (see Note 8).  Effective January 1, 2005, the Company terminated and commuted this quota share reinsurance agreement.  This termination and commutation released the reinsurers from all future liability and resulted in settlement of the contract’s experience account balance of $196,648, which the Company received on January 21, 2005.  The termination and commutation had no impact upon reported net income in 2005 as the experience account balance was equal to the liability released.  The termination and commutation resulted in significant increases (decreases) in certain balance sheet accounts in 2005, as follows:

Cash	$196,648
Reinsurance recoverable on paid and unpaid losses and LAE	(147,683)
Prepaid reinsurance	(106,310)
Ceding commission receivable	(138,197)
Reinsurance payables	(164,824)
Deferred policy acquisition costs	30,609

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands, except per share data)

          The Company entered into a quota share reinsurance agreement effective January 1, 2005 with National Union.  The Company elected a 10% cession for 2005.  For the year ended December 31, 2005, the Company ceded $42,506 of its earned premium to National Union with a net pre-tax cost, excluding lost investment income, to the Company of $1,275.  Effective January 1, 2006, the Company terminated and commuted this quota share reinsurance agreement on a cut-off basis.  The termination and commutation of this quota share reinsurance agreement had no impact upon reported net income.  The termination and commutation resulted in the reinsurer’s release from all future liability in return for settlement of all balances due the Company, including commission and profit commission receivable, ceded loss reserves, ceded unearned premiums less any payables due the reinsurer.  The Company received the net amount due from the reinsurer of $11.0 million on January 31, 2006.  The termination and commutation resulted in the following increases/(decreases) in certain balance sheet accounts in 2006, as follows:

Cash	$11,004
Reinsurance recoverable on paid and unpaid losses and LAE	(16,429)
Prepaid reinsurance	(18,287)
Ceding commission receivable	(8,928)
Reinsurance payables	(28,067)
Deferred policy acquisition costs	4,573

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

          In addition, the Company ceded premium to the Michigan Catastrophic Claims Association (“MCCA”), a mandatory facility in that state.  Earned premium ceded to the MCCA was $9,635, $9,366, and $6,197 for the years ended December 31, 2006, 2005, and 2004, respectively.

          As of December 31, 2006, 2005, and 2004, recoverables for reinsurance ceded to the Company’s reinsurers were an aggregate of $37,911, $31,517, and $155,326, respectively.

          The table below illustrates the effect of reinsurance on premiums written and premiums earned for the years ended December 31:

	2006		2005		2004

	Written	Earned	Written	Earned	Written	Earned

Direct	$563,967	$564,639	$595,455	$625,444	$734,909	$681,554
Assumed	30,997	26,080	22,418	21,500	17,950	14,051

Gross	594,964	590,719	617,873	646,944	752,859	695,605
Ceded	9,082	(9,657)	35,258	(51,872)	(383,848)	(370,284)

Net	$604,046	$581,062	$653,131	$595,072	$369,011	$325,321

          Incurred losses and LAE recovered from reinsurers totaled $26,295, $37,185, and $243,249 for the years ended December 31, 2006, 2005 and 2004, respectively.

          The value of assets pledged as collateral under assumed reinsurance agreements was $9,155 and $8,794 at December 31, 2006 and 2005, respectively.

          All of the material reinsurance agreements to which the Company has been a party have been terminated and commuted, and the reinsurers have been released from all future liabilities under the agreements.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands, except per share data)

7.  Income Taxes

          The Company and its subsidiaries file a consolidated Federal income tax return.

          The components of the provision for income taxes on income for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Taxes on income before income taxes:
Current	$20,177	$29,403	$30,105
Deferred	1,919	272	4,657

	$22,096	$29,675	$34,762

          As of December 31, 2006, the Company had $2,662 in net operating loss (“NOL”) carryforwards that are subject to Internal Revenue Code Section 382 and, therefore, are limited on an annual basis.  These NOLs  expire in 2019.  A valuation allowance has been established for the NOLs that reduces the deferred tax asset to an amount that management expects will, more likely than not, be realized based on the Company’s current and expected future taxable income and available tax-planning strategies.

          The tax effects of the temporary differences comprising the Company’s net deferred income taxes for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Deferred tax assets:
Loss reserve discounting	$2,596	$3,187	$1,513
Unearned premium reserves	16,544	14,725	9,907
Net operating loss carryforward	932	997	1,063
Accrued expense	—	—	154
Accrued compensation	1,040	1,087	1,549
Stock based compensation	3,044	2,225	1,488
Unrealized loss	1,079	1,907	—
Other	498	354	645

Deferred tax assets before valuation allowance	25,733	24,482	16,319
Less valuation allowance	(932)	(997)	(1,063)

Deferred tax asset after valuation allowance	24,801	23,485	15,256

Deferred tax liabilities:
Deferred policy acquisition costs	16,535	16,199	10,860
Amortization of intangibles	8,096	6,966	6,529
Unrealized income	—	—	350
Depreciation	3,322	1,888	2,795
Deferred policy fees and other underwriting expenses	5,961	5,010	4,001
Prepaid Expenses	790	641	—

Deferred tax liabilities	34,704	30,704	24,535

Net deferred income taxes	$(9,903)	$(7,219)	$(9,279)

          The change in the Company’s valuation allowance from 2004 to 2005, and from 2005 to 2006, was due to the utilization of the NOLs.  The tax benefit associated with the utilization of the NOLs was recorded as a reduction in goodwill.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands, except per share data)

          A reconciliation of expected income taxes at regular corporate rates to actual rates is shown below:

	Years Ended December 31,

	2006	2005	2004

Expected income tax expense	$22,481	$29,532	$33,565
Dividends received deduction	—	—	(3)
Tax-exempt interest	(2,164)	(1,882)	(914)
State taxes	1,413	1,369	2,190
Other	366	656	(76)

Actual income tax expense	$22,096	$29,675	$34,762

8.  Related Party Transactions

Kohlberg Kravis Roberts & Co. L.P.

          Kohlberg Kravis Roberts & Co. L.P. (“KKR”) performs consulting and certain other services for the Company pursuant to an agreement to provide management, consulting and certain other services (the “KKR Contract”).  Pursuant to the KKR Contract, the Company agreed to pay KKR $500 per year, plus reasonable expenses incurred to provide the services.  The KKR Contract continues in effect from year to year unless KKR agrees with the Company to amend or terminate the contract.  Partnerships affiliated with KKR owned 42.2%, 40.5%, and 38.5% of the Company’s Common Stock as of December 31, 2006, 2005 and 2004, respectively.  Pursuant to the KKR Contract, the Company incurred fees of $500 related to services provided by KKR during each of the years ended December 31, 2006, 2005, and 2004.  The Company also reimbursed KKR for expenses incurred on the Company’s behalf in the amounts of approximately $7, $18 and $26 during the years ended December 31, 2006, 2005, and 2004, respectively.  The Company owed KKR fees of $125 as of December 31, 2006, 2005 and 2004, respectively.

Fisher Capital Corporation, LLC

          Fisher Capital Corp. LLC (“Fisher Capital”) performs consulting and certain other services for the Company pursuant to an agreement to provide management, consulting and certain other services (the “Fisher Capital Contract”).  Pursuant to the Fisher Capital Contract, the Company agreed to pay Fisher Capital, during the years ended December 31, 2006, 2005, and 2004, $95 per year plus reasonable expenses incurred to provide the services.  James R. Fisher, the Company’s Executive Chairman of the Board, is the managing member of Fisher Capital.  Pursuant to the Fisher Capital Contract, the Company incurred fees of $95 related to services provided by Fisher Capital during each of the years ended December 31, 2006, 2005, and 2004.  The Company also reimbursed Fisher Capital for expenses incurred on the Company’s behalf in the amounts of approximately $32, $47 and $53 during the years ended December 31, 2006, 2005, and 2004, respectively.  Mr. Fisher did not receive any portion of the fees paid to Fisher Capital in 2006, 2005 or 2004.  The Company owed no fees to Fisher Capital as of December 31, 2006, 2005 and 2004.  The Company and Fisher Capital agreed to terminate the Fisher Capital Contract effective December 31, 2006.

          At December 31, 2006 and 2005, Fisher Capital held options to purchase 873,546 shares of the Company’s Common Stock.  These options have an exercise price of $3.83 per share and expire beginning on July 9, 2013 through October 1, 2018.  All these options were issued prior to 2004 and are fully vested.

Investigation Expenses

          In 2006 and 2005, each of KKR; Gary Colton, a member of Fisher Capital; and James R. Fisher, the Company’s Executive Chairman, incurred separate expenses in connection with governmental investigations by the SEC and the United States Attorney for the Southern District of New York relating to the Company’s reinsurance agreements. (See Note 9.) In 2006 and 2005, the Company incurred legal fees and related expenses associated with these investigations on behalf of KKR of approximately $6 and $467, respectively.  In 2006 and 2005, the Company incurred legal fees and related expenses associated with these investigations on behalf of Mr. Colton of approximately $0 and $89, respectively.  In 2006 and 2005, the Company incurred legal fees and related expenses associated with these investigations on behalf of James R. Fisher of approximately $22 and $213, respectively.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands, except per share data)

Firemark Services Agreement and OneShield

          Firemark Partners LLC (“Firemark”) is a service company created by Inder-Jeet Gujral.  Mr. Gujral is one of the founders of OneShield Inc. (“OneShield”), the developer of the Company’s OneStep® software.  Mr. Gujral is also Chairman of the Board of Directors of OneShield and a controlling partner of Firemark.  Mr. Gujral was a director of the Company from March 24, 2004 through May 19, 2006.  As of December 31, 2006 and 2005, Mr. Gujral owned 0.15% and 0.57% of OneShield’s shares on a fully diluted basis. Certain members and employees of KKR, Fisher Capital and James R. Fisher, the Company’s Executive Chairman, have interests in OneShield through Aurora Investments LLC (“Aurora”).  As of December 31, 2006 and 2005, Aurora’s interest in OneShield was 7.1% and 13.1% on a fully diluted basis.

          Firemark Services Agreement.  The Company entered into a services agreement with Firemark, dated July 24, 2002, as corrected and amended on November 8, 2005 and amended as of October 1, 2006 (the “Firemark Agreement”).  The Company paid Firemark and OneShield, collectively, $2,680, $3,411, and $1,612 for services and license fees under the Firemark Agreement in 2006, 2005 and 2004, respectively.  The payment of $2,680 in 2006 includes the prepayment of all remaining license fees under the Firemark Agreement in the amount of $818 which constituted prepayment of $900 in license fees remaining due under the Firemark Services Agreement, at the present value of the remaining monthly payments discounted by 15% at the time of prepayment.

          Firemark Options.  Pursuant to the Firemark Agreement, in exchange for providing development and implementation assistance to the Company with respect to OneStep, the Company granted Firemark options to purchase 521,520 shares of the Company’s common stock at a price of $3.83 per share.  Twenty-five percent of these options vested in the first year of the services agreement, while vesting of the remaining 75% of these options is based upon delivery of the OneStep system and future specified improvements in the Company’s underwriting expense ratio, as measured against the underwriting expense ratio for the four quarters prior to the effective date of the services agreement.  As of December 31, 2006, these vesting requirements had not been satisfied.

          On November 21, 2005, Firemark assigned 78,228 of its options to purchase 521,520 shares of the Company’s Common Stock to OneShield, representing OneShield’s 15% ownership interest in Firemark.  Also on November 21, 2005, OneShield exercised options to purchase 19,557 shares, representing the 25% vested portion of the options assigned by Firemark.  OneShield settled the exercise price of $75 for these options by foregoing 3,863 of the Company’s shares, at a per share closing market price of $19.39 per share.  As of December 31, 2006 and 2005, OneShield held options to purchase 58,671 shares.

          On March 24, 2006, Firemark exercised options to purchase 110,823 shares of the Company’s Common Stock.  Firemark used 22,662 of the option shares to settle the exercise price of $424 for these options.  The number of option shares used to settle the exercise price was calculated using the per share closing market price of the Company’s Common Stock on the date of exercise of $18.73.  As of December 31, 2006 and December 31, 2005, Firemark held options to purchase 332,469 and 443,292 shares, respectively.

          Company Investments in and Loans to OneShield.  As consideration for OneShield being chosen as the subcontractor in this services agreement, OneShield granted the Company warrants to purchase OneShield common stock equal to 2% of the then fully diluted capital stock of OneShield.  In addition, the Company purchased 8.0 million shares of Series D preferred stock of OneShield.  Jeffrey J. Dailey, the Company’s President and Chief Executive Officer, became a director of OneShield on November 25, 2003, pursuant to an investor rights agreement entered into in connection with the Company’s investment in OneShield.

          Effective March 30, 2006, OneShield completed a recapitalization and an equity financing with the consent of its stockholders, including the Company.  Pursuant to the recapitalization, the Company’s 8.0 million shares of OneShield Series D preferred stock were converted into 1.6 million units consisting of 1.6 million shares of OneShield Series E-2 preferred stock and 1.6 million shares of OneShield Series C-2 common stock.  The Company’s warrants to purchase OneShield common stock also were converted into warrants to purchase OneShield Series C-3 common stock.  Pursuant to the recapitalization and the financing, OneShield authorized and issued Series E-1 preferred stock with liquidation preferences equal to three times the investment amount that are senior to the Series E-2 preferred stock.

          The Company’s total ownership of OneShield stock (including the warrants but excluding debt conversion rights) represented 6.5% and 6.2% of the fully diluted capital stock of OneShield as of December 31, 2006 and 2005, respectively.  As of December 31, 2006 and 2005, the Company owned $2,000 of OneShield Series E-2 preferred stock and Series D preferred stock, respectively, and had loans receivable, including accrued interest receivable, from OneShield of $313 and $290, respectively. (See Note 15.)

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands, except per share data)

Alea Discretionary Quota Share Reinsurance Agreement

          At December 31, 2004, affiliates of KKR owned approximately 40.6% of Alea.  James R. Fisher, the Company’s Executive Chairman is on the board of directors of Alea.  The Company entered into a three-year Discretionary Quota Share Reinsurance Agreement with Alea, effective January 1, 2002, which was terminated and commuted effective January 1, 2005.  Pursuant to this quota share reinsurance agreement, direct written premium of $164,607 and loss and LAE of $96,399 were ceded to Alea for the year ended December 31, 2004.  The Company’s net ceding commissions earned from Alea were $24,758 for the year ended December 31, 2004.

9.  Commitments and Contingencies

          Operating Leases - The Company leases office space and has several operating leases for office equipment. Total expense for these leases was $8,813, $9,186, and $8,661 for the years ended December 31, 2006, 2005 and 2004, respectively.

          The following is a schedule of future minimum lease payments for operating leases as of December 31, 2006:

2007	$7,197
2008	6,235
2009	5,235
2010	3,788
2011	3,557
Thereafter	9,804

Total minimum lease payments	$35,816

          Litigation - On April 21, 2005, the Company received a subpoena from the Florida Office of Insurance Regulation (“FOIR”) requesting documents related to all reinsurance agreements to which the Company has been a party since January 1, 1998.  On May 2, 2005, the Company received a subpoena from the SEC seeking documents relating to “certain loss mitigation insurance products.”  On June 14, 2005, the Company received a grand jury subpoena from the United States Attorney for the Southern District of New York (“USAO”) seeking information related to the Company’s finite reinsurance activities.  The Company has been informed that other insurance industry participants have received similar subpoenas.

          The Company has cooperated with the FOIR, the SEC and the USAO.  All of the material reinsurance agreements to which the Company has been a party have been terminated and settled, and the reinsurers have been released from all future liabilities under the agreements.  Inasmuch as the governmental investigations are ongoing and the various regulatory authorities could reach conclusions different from the Company’s conclusions concerning the treatment of these transactions that are reflected in the Company’s financial statements, it would be premature to reach any conclusions as to the likely outcome of these matters or their potential impact upon the Company.

          The Company is named as a defendant in a number of class action and individual lawsuits arising in the ordinary course of business, the outcomes of which are uncertain at this time.  These cases include those plaintiffs who challenge various aspects of the Company’s claims and marketing practices and business operations and seek restitution, damages and other remedies.  The Company plans to contest the outstanding lawsuits vigorously.

          The Company accounts for such activity through the establishment of appropriate reserves.  The Company believes the current assumptions and other considerations the Company uses to estimate its potential liability for such litigation are appropriate.  While it is not possible to know with certainty the ultimate outcome of such lawsuits, based on the facts currently available to it, the Company believes it has adequately reserved for its existing known litigation and that such litigation will not have a material adverse effect on the Company’s future results of operations, financial condition or cash flows.  In view of the uncertainties regarding the outcome of these lawsuits, as well as the tax-deductibility of any related payments, it is possible that the ultimate cost to the Company of these lawsuits could exceed the reserves established by amounts that would have a material adverse effect on the Company’s future results of operations, financial condition and cash flows in a particular quarter or year.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands, except per share data)

10.  Stock Ownership
(Number of shares, options, warrants, and share prices expressed in whole numbers)

Employee Stock Options

          The Company has issued stock options to its employees under two plans:  the 1998 Stock Option Plan for Management and Key Employees (the “1998 Plan”) of Bristol West Holdings, Inc. and its subsidiaries and the 2004 Stock Incentive Plan (the “2004 Plan”) of Bristol West Holdings, Inc. and its subsidiaries.  The options issued under these plans vest ratably over periods of two or five years, or earlier if there is an acceleration event, such as a change in control.  Options expire on and are no longer exercisable after the tenth anniversary of the grant date.  The original amount of shares authorized for grant under the 1998 Plan and the 2004 Plan were 2,607,600 and 3,000,000, respectively.  In the aggregate, there were 1,224,589 and 1,062,858 options exercisable under these plans at December 31, 2006 and December 31, 2005, respectively.  The weighted average remaining contractual life of options outstanding under these plans was 2.07 years as of December 31, 2006.

          There were no employee option grants made during the years ended December 31, 2006 and 2005.  Employee stock option activity under both the 1998 Plan and the 2004 Plan for the year ended December 31, 2006 is detailed below:

Option shares	Number of Shares	Weighted Average Exercise Price

Outstanding December 31, 2003	2,503,378	$4.20
Exercised during 2004	(1,098,319)	3.83
Expired during 2004	(17,676)	5.15
Granted during 2004	25,166	20.91

Outstanding December 31, 2004	1,412,549	4.76
Exercised during 2005	(41,771)	4.09
Expired during 2005	(17,960)	5.91

Outstanding December 31, 2005	1,352,818	4.77
Exercised during 2006	(27,027)	3.90
Expired during 2006	(30,663)	15.25

Outstanding December 31, 2006	1,295,128	$4.54

	Options Outstanding			Options Exercisable

Exercise Price	Shares	Weighted Average Price	Remaining Term (in years)	Shares	Weighted Average Price

$3.83	1,170,338	$3.83	1.70	1,119,097	$3.83
$7.67 - $20.91	124,790	11.16	5.59	105,492	11.80

	1,295,128	$4.54	2.07	1,224,589	$4.52

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands, except per share data)

Non-Employee Options and Warrants

          On July 24, 2002, the Company granted options to purchase 521,520 shares of the Company’s Common Stock with an exercise price of $3.83 per share to Firemark in exchange for providing development and implementation assistance to the Company with respect to the Company’s OneStep software.  These options expire on July 24, 2012.  The Company capitalized $256 of costs related to options to purchase 130,380 of these shares.  The Company calculated the grant date fair value of the options utilizing the Black-Scholes option pricing model and the following assumptions:  dividend yield of 0%, expected volatility of 30%, risk-free interest rate of 4.65% and an average expected life of 10 years.  The vesting of the remaining options to purchase 391,140 shares is subject to the satisfaction of certain performance criteria.  As of December 31, 2006, these vesting requirements had not been satisfied.  (See Note 8.)

          On November 21, 2005, Firemark assigned 78,228 of these options (representing 15% of the total 521,520 option shares) to OneShield, the developer of the Company’s OneStep software and owner of 15% of the equity interest of Firemark.  Also on November 21, 2005, OneShield exercised options to purchase 19,557 shares, representing the 25% vested portion of the options assigned by Firemark.  OneShield settled the exercise price of $75 for these options by foregoing 3,863 of the Company’s shares, at a per share closing market price of $19.39 per share.  As of December 31, 2006 and December 31, 2005, OneShield held options to purchase 58,671 shares.

          On March 24, 2006, Firemark exercised options to purchase 110,823 shares of the Company’s Common Stock. Firemark used 22,662 of the option shares to settle the exercise price of $424 for these options. The number of option shares used to settle the exercise price was calculated using the per share closing market price of the Company’s common stock on the date of exercise of $18.73. As of December 31, 2006 and December 31, 2005, Firemark held options to purchase 332,469 and 443,292 shares, respectively.

          In addition, Inter-Ocean Reinsurance (Ireland) Limited held warrants to purchase 432,613 shares of the Company’s Common Stock at December 31, 2006 and December 31, 2005. These warrants have an exercise price of $3.83 per share and expire on July 1, 2016. These options were issued in 2001 and are fully vested, subject to a cap on the maximum fair market value of exercised warrants which, if applicable, would result in the issuance of fewer shares of the Company’s Common Stock upon exercise.

          At December 31, 2006 and 2005, other non-employees held options to purchase an aggregate of 893,103 shares of the Company’s Common Stock.  These options have an exercise price of $3.83 per share and expire beginning on April 1, 2008 through October 1, 2018.  All of these options were issued prior to 2004 and are fully vested.

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

          A summary of all employee and director restricted stock activity for the years ended December 31, 2006, 2005 and 2004 follows:

Shares outstanding, January 1, 2004	—
Shares granted	312,157
Shares forfeited	(18,098)

Shares outstanding, December 31, 2004	294,059

Shares granted	186,109
Shares forfeited	(4,927)

Shares outstanding, December 31, 2005	475,241

Shares granted	299,119
Shares forfeited	(76,166)
Shares vested	(30,081)

Shares outstanding, December 31, 2006	668,113

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands, except per share data)

Recent Accounting Pronouncements

          The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method.  This transition method applies to new awards and awards modified, repurchased, or cancelled after the effective date of this statement.  The Company recognized compensation costs of $10 after taxes during the year ended December 31, 2006, based on the grant date fair value of its unvested awards and the remaining requisite service period.  Results for prior periods have not been restated as provided for under the modified prospective approach.  For equity awards granted after the date of adoption, the Company amortizes share-based compensation expense on a straight-line basis over the vesting term.

          The Company receives a tax deduction for certain stock option exercises when the options are exercised, generally for the excess of the stock price at the time of exercise over the exercise price of the options.  Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the Consolidated Statements of Cash Flows.  SFAS No. 123R requires the benefits of tax deductions in excess of the grant-date fair value for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis.  Accordingly, the Company recognized tax benefits on the exercise of stock options within the Consolidated Statements of Cash Flows as a financing cash inflow of $740 for the year ended December 31, 2006 and as an operating cash inflow of $304 for the year ended December 31, 2005.

          The following table shows the effect on net income and earnings per share for the years ended December 31, 2005 and 2004 had compensation expense been recognized based upon the estimated grant date fair value of the awards, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure:

	Years Ended December 31,

	2005	2004

Net income, as reported	$54,702	$61,137
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(209)	(271)

Pro forma net income	$54,493	$60,866

Net income per share
Basic—As reported	$1.78	$1.99
Basic—Pro forma	$1.78	$1.98
Diluted—As reported	$1.70	$1.89
Diluted—Pro forma	$1.70	$1.88

          There were no employee option grants made during the years ended December 31, 2006 and 2005.  For grants made in 2004, the estimated fair value was determined using the Black-Scholes option-pricing model with the following assumptions:  dividend yield of 1.0%, expected volatility of 25.9%, risk-free interest rate of 2.1% and an average expected life of 5 years.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands, except per share data)

11. Property, Software and Equipment

          Property, software and equipment consists of the following at December 31:

	2006	2005

Furniture and fixtures	$4,902	$6,160
Office and computer equipment	15,547	17,289
Leasehold improvements	1,672	1,786
Vehicles	18	121
Computer software	22,751	20,353

	44,890	45,709
Less accumulated depreciation	(24,854)	(26,564)

Property, software and equipment - net	$20,036	$19,145

          The Company recorded $5,136, $5,267, and $3,966 for depreciation expense for the years ended December 31, 2006, 2005 and 2004, respectively.  The Company recorded $2,102, $1,332, and $2,071 of amortization expense related to internal use software costs for the years ended December 31, 2006, 2005 and 2004, respectively.

12. Regulatory Matters

          The Company’s insurance subsidiaries are subject to comprehensive regulation by government agencies in the states in which the subsidiaries are domiciled and licensed to transact business.  State insurance laws restrict the ability of the Company’s insurance subsidiaries to make dividend payments and enter into intercompany transactions.  As of December 31, 2006, the Company’s insurance subsidiaries could pay dividends of $32,869 without seeking regulatory approval.  Such dividends, if paid, would be subject to regulatory dividend reporting requirements.  No such dividends were paid or declared during the years ended December 31, 2006, 2005, and 2004, respectively.  Statutory surplus of the Company’s insurance subsidiaries, determined in accordance with prescribed statutory accounting practices, was $354,742 and $304,160 at December 31, 2006 and 2005, respectively.  Statutory net income was $24,577, $35,676, and $25,669 during the years ended December 31, 2006, 2005 and 2004, respectively.

          The insurance subsidiaries of the Company prepare their statutory financial statements in accordance with accounting practices prescribed by the applicable state insurance departments.  Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules.

          The state insurance departments that have jurisdiction over the Company’s insurance subsidiaries may conduct on-site visits and examinations of the Company’s insurers’ affairs, including their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations.  Typically, these examinations are conducted every three to five years.  In addition, if circumstances dictate, regulators are authorized to conduct special or target examinations of insurers to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination or assessing fines or other penalties against that company. Currently, there are four such examinations and related proceedings in progress involving the Company’s insurance subsidiaries.  The outcomes of these examinations and related proceedings are uncertain and, at the present time, the Company cannot determine their impact on the Company.  While it is not possible to know with certainty the ultimate outcome of such examinations, based on the facts currently available to it, the Company believes that such examinations will not have a material adverse effect on the Company’s future results of operations, financial condition, or cash flows.  In view of the uncertainties regarding the outcome of these examinations, as well as the tax deductibility of any related payments, it is possible that the ultimate cost to the Company of these examinations could have a material adverse effect on the Company’s future results of operations, financial condition, and cash flows in a particular quarter or year.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands, except per share data)

13. Accumulated Other Comprehensive Income

          The accumulated balances of other comprehensive income (loss) are comprised of the following:

	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2004	$2,132	$2,132
2004 change, net of tax of $839	(1,492)	(1,492)

Balance at December 31, 2004	640	640
2005 change, net of tax of $2,267	(4,030)	(4,030)

Balance at December 31, 2005	(3,390)	(3,390)
2006 change, net of tax of $797	1,417	1,417

Balance at December 31, 2006	$(1,973)	$(1,973)

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

          The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,

	2006	2005	2004

Net Income applicable to common stockholders	$42,136	$54,702	$61,137

Weighted average common shares - basic	29,191,766	30,648,419	30,680,692
Effect of dilutive securities:
Options	1,082,497	1,178,701	1,369,162
Restricted stock	195,455	97,951	14,354
Warrants	214,478	220,564	239,914

Weighted average common shares - dilutive	30,684,196	32,145,635	32,304,122

Basic Earnings Per Share	$1.44	$1.78	$1.99

Diluted Earnings Per Share	$1.37	$1.70	$1.89

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands, except per share data)

15. Subsequent Events

Merger of Bristol West and a Subsidiary of Farmers Group, Inc.

          On March 1, 2007, the Company entered into a merger agreement (the “Merger Agreement”) with Farmers Group, Inc. (“Farmers”) pursuant to which BWH Acquisition Company, a wholly owned subsidiary of Farmers (“Merger Sub”) will be merged with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly-owned subsidiary of Farmers (the “Merger”).  Pursuant to the Merger Agreement, at the effective time and as a result of the Merger, each then outstanding share (each a “Share”) of Common Stock, including restricted stock (which vests upon a change in control), will be cancelled and converted into the right to receive $22.50 in cash per Share, without interest (the “Merger Consideration”).  Each share of Common Stock that is subject to a then outstanding option and warrant that is vested or vests upon a change in control will be converted into the right to receive the Merger Consideration less the exercise price per Share for the option and warrant.  Each hypothetical share of Common Stock then included in a non employee director’s deferred compensation account (each a “Phantom Share”) under the Company’s Non-Employee Directors’ Deferred Compensation and Stock Award Plan also will be converted into the right to receive the Merger Consideration.  The Merger is subject to approval by the Company’s stockholders and regulatory authorities, and other customary closing conditions.  Further, both the Company and Farmers may terminate the Merger Agreement if the Merger is not consummated by December 1, 2007.  The Company currently expects the Merger to close before the end of 2007.  However, it is possible that factors outside of the Company’s control could require the parties to complete the Merger at a later time or not to complete it at all.

          The Merger Agreement contains a “go shop” provision pursuant to which the Company has the right to solicit and engage in discussions and negotiations with respect to competing proposals through March 31, 2007 (the “go shop period end date”).  After the go shop period end date, the Company may continue discussions with certain persons who have made proposals before 11:59 pm (ET) on the go-shop period end date and, subject to certain conditions, respond to unsolicited inquiries by other persons interested in acquiring the Company.  After the go shop period end date, the Company is not permitted to solicit other proposals and may not share information or have discussions regarding alternative proposals, except in certain circumstances.

           The Merger Agreement contains certain termination rights for the Company and Farmers.  The Company may terminate the Merger Agreement under certain circumstances before approval of the Merger Agreement by its stockholders if its board of directors determines in good faith that the Company has received and the board accepts a Superior Proposal (as defined in the Merger Agreement) and the Company otherwise complies with certain terms of the Merger Agreement.  In connection with such a termination, the Company must pay a fee of $21 million to Farmers, unless concurrently with the termination the Company enters into a definitive agreement with respect to a Superior Proposal submitted by certain persons who made proposals through the go shop period end date, in which case the termination fee will be $14 million.  The Merger Agreement provides that in certain other circumstances where either the Company or Farmers unilaterally terminates the Merger Agreement, the Company will pay Farmers a termination fee of $21 million.  In certain circumstances where the Company is not obligated to pay such a termination fee, the Merger Agreement provides that the Company must pay certain expenses incurred by Farmers and Merger Sub in connection with the Merger up to $4 million.

          The Merger Agreement contains customary covenants by the Company, including, without limitation, (1) to conduct its business in the ordinary and usual course during the interim period between the execution of the Merger Agreement and consummation of the Merger, (2) not to engage in certain kinds of transactions during that period, (3) that, subject to certain exceptions, the Company’s Board of Directors will recommend approval of the Merger by its stockholders, and (4) unless the Merger Agreement is terminated, to convene and hold a meeting of the Company’s stockholders to consider and vote upon the approval of the Merger.

          The terms of certain of the Company’s agreements including contracts, employee benefit arrangements and debt instruments have provisions which could result in changes to the terms or settlement amounts of these agreements upon a change in control of the Company.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands, except per share data)

Additional Investment in OneShield

          On February 15, 2007, the Company invested $500 in exchange for 400,000 units, each consisting of one share of OneShield Series
E-1 preferred stock and one share of OneShield Series C-1 common stock, on substantially the same terms as OneShield’s March 30, 2006 equity financing.  The Series E-1 preferred stock has senior liquidation preferences equal to three times the initial investment amount. (See Note 8.)  As of February 28, 2007, the Company’s total ownership of OneShield stock (including the warrants but excluding debt conversion rights) represented 7.2% of the fully diluted capital stock of OneShield.

16. Quarterly Results for 2006 and 2005 (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2006
Revenues	$163,883	$164,547	$164,646	$168,003
Cost and Expenses	146,773	148,878	149,719	151,477
Net income	11,190	10,346	9,807	10,793
Basic earnings per share	0.38	0.35	0.34	0.37
Diluted earnings per share	0.36	0.34	0.32	0.36

2005
Revenues	$185,605	$175,103	$162,576	$154,265
Cost and Expenses	159,219	154,521	142,052	137,380
Net income	16,821	13,121	13,084	11,676
Basic earnings per share	0.53	0.42	0.43	0.39
Diluted earnings per share	0.51	0.41	0.41	0.37

BRISTOL WEST HOLDINGS, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES
(in thousands)

	As of December 31, 2006

Type of Investment	Cost	Fair Value	Amount at which shown on Balance Sheet

Fixed Maturities
U.S. Government securities	$2,761	$2,761	$2,761
Mortgage backed bonds	120,432	120,248	120,248
Tax exempt bonds	222,236	220,617	220,617
Collateralized mortgage obligations	12,089	11,871	11,871
Corporate and other	139,295	138,230	138,230

Total fixed maturities	$496,813	$493,727	$493,727

Equity Securities
Preferred stock	$2,000	$2,000	$2,000

Total equity securities	$2,000	$2,000	$2,000

Total investments	$498,813	$495,727	$495,727

BRISTOL WEST HOLDINGS,  INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(in thousands)

	December 31,

	2006	2005

Assets:
Cash and cash equivalents	$9,795	$20,372
Equity securities	2,000	2,000
Investment in subsidiaries	283,461	235,609
Due from affiliates	816	557
Deferred financing fees	647	1,540
Income taxes receivable	55,942	44,412
Goodwill	101,481	101,546
Other assets	3,809	2,986

Total assets	$457,951	$409,022

Liabilities and Capital:
Accounts payable, accrued expenses, and other liabilities	$1,200	$2,142
Long-term debt, including current portion	100,000	69,925

Total liabilities	101,200	72,067

Stockholders’ Equity
Preferred stock, $0.01 par value	—	—
Common stock, $0.01 par value	332	328
Additional paid-in capital	235,086	235,308
Treasury stock	(54,937)	(34,078)
Stock subscriptions receivable	(27)	(59)
Retained earnings	178,270	144,609
Deferred compensation on restricted stock	—	(5,763)
Accumulated other comprehensive income	(1,973)	(3,390)

Total stockholders’ equity	356,751	336,955

Total liabilities and stockholders’ equity	$457,951	$409,022

BRISTOL WEST HOLDINGS,  INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
(in thousands)

	Years ended December 31,

	2006	2005	2004

Income:
Other income	$241	$256	$31

Total income	241	256	31

Cost and Expenses:
Interest expense	4,130	3,816	2,597
Amortization expense	1,599	413	371
Extinguishment of debt	1,311	—	1,613
Other expenses	8,457	7,850	3,016

Total expenses	15,497	12,079	7,597

Loss before federal income taxes and equity in net earnings of subsidiaries	(15,256)	(11,823)	(7,566)
Income taxes	(5,299)	(1,408)	(2,698)

Loss before equity in net earnings of subsidiaries	(9,957)	(10,415)	(4,868)

Equity in net earnings of subsidiaries	52,093	65,117	66,005

Net earnings	$42,136	$54,702	$61,137

BRISTOL WEST HOLDINGS, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOW
(in thousands)

	Years ended December 31,

	2006	2005	2004

Cash flows from operating activities:
Net earnings	$42,136	$54,702	$61,137
Undistributed earnings of subsidiaries	(52,093)	(65,117)	(66,005)
Extinguishment of debt	1,311	—	1,613
Change in working capital	20,339	65,392	627
Tax benefit on exercise of stock options	—	304	8,147

Net cash provided by operating activities	11,693	55,281	5,519

Cash flows from investing activities:
Capital contributions to subsidiaries	(25,000)	—	(110,000)
Purchase of equity securities	—	—	(400)

Net cash used in investing activities	(25,000)	—	(110,400)

Cash flows from financing activities:
Proceeds from initial public offering	—	—	113,405
Proceeds from exercise of stock options	105	171	5,548
Tax benefit on exercise of stock options	740	—	—
Principal repayment at time of debt extinguishment	(67,975)	—	(71,500)
Principal payments on long-term debt	(1,950)	(3,463)	(1,612)
Issuance of long-term debt	100,000	—	75,000
Payment of fees and expenses related to acquisition of long-term debt	(706)	—	(2,325)
Payment of dividends to stockholders	(8,468)	(7,975)	(4,714)
Payments on stock subscription receivable	32	61	274
Acquisition of treasury stock	(19,048)	(30,951)	(69)

Net cash provided by (used in) financing activities	2,730	(42,157)	114,007

Net (decrease) increase in cash	(10,577)	13,124	9,126

Cash, beginning of period	20,372	7,248	(1,878)

Cash, end of period	$9,795	$20,372	$7,248

BRISTOL WEST HOLDINGS, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
For the years ended December 31, 2006, 2005, and 2004
(in thousands)

	Deferred Policy Acquisition Costs	Reserves for Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Earned Premiums	Fee Income and Other	Net Investment Income	Losses and Loss Adjustment Expenses Incurred	Amortization of Deferred Policy Acquisition Costs	Other Expenses	Net Written Premium

2006
Property and Casualty	$47,243	$239,177	$189,605	$581,062	$58,480	$21,464	$394,074	$961	$49,948	$604,046

Consolidated	$47,243	$239,177	$189,605	$581,062	$58,480	$21,464	$394,074	$961	$49,948	$604,046

2005
Property and Casualty	$46,283	$221,445	$185,360	$595,072	$65,395	$17,188	$394,606	$15,255	$44,526	$653,131

Consolidated	$46,283	$221,445	$185,360	$595,072	$65,395	$17,188	$394,606	$15,255	$44,526	$653,131

2004
Property and Casualty	$31,028	$222,326	$214,431	$325,321	$76,562	$9,018	$219,358	$58,428	$37,216	$369,011

Consolidated	$31,028	$222,326	$214,431	$325,321	$76,562	$9,018	$219,358	$58,428	$37,216	$369,011

BRISTOL WEST HOLDINGS, INC.
SCHEDULE IV
REINSURANCE
(in thousands)

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net

For the year ended December 31, 2006
Property and casualty insurance premiums	$564,639	$9,657	$26,080	$581,062	4%

Total premiums	$564,639	$9,657	$26,080	$581,062	4%

For the year ended December 31, 2005
Property and casualty insurance premiums	$625,444	$51,872	$21,500	$595,072	4%

Total premiums	$625,444	$51,872	$21,500	$595,072	4%

For the year ended December 31, 2004
Property and casualty insurance premiums	$681,554	$370,284	$14,051	$325,321	4%

Total premiums	$681,554	$370,284	$14,051	$325,321	4%

BRISTOL WEST HOLDINGS, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance January 1,	Charged to Costs and Expenses	Charged to Other Accounts - Earned Premium	Write-offs/ Payments/ Other	Balance December 31,

2006
Allowance for doubtful accounts	$6,758	$—	$6,974	$(7,636)	$6,096
Accumulated depreciation of property, software, and equipment	26,564	7,238	—	(8,948)	24,854
Valuation allowance for deferred taxes	997	—	—	(65)	932

2005
Allowance for doubtful accounts	$15,845	$1,161	$6,604	$(16,852)	$6,758
Accumulated depreciation of property, software, and equipment	19,965	6,599	—	—	26,564
Valuation allowance for deferred taxes	1,063	—	—	(66)	997

2004
Allowance for doubtful accounts	$16,812	$50	$10,912	$(11,929)	$15,845
Accumulated depreciation of property, software, and equipment	14,346	6,037		(418)	19,965
Valuation allowance for deferred taxes	1,128	—		(65)	1,063

BRISTOL WEST HOLDINGS, INC.
SCHEDULE VI
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY
AND CASUALTY INSURANCE OPERATIONS
(in thousands)

	Losses and Loss Adjustment Expenses Incurred Related to:		Paid Losses and Loss Adjustment Expenses

	Current Year	Prior Years

Years ended December 31,
2006	$388,781	$5,293	$386,823
2005	$394,597	$9	$302,623
2004	$216,845	$2,513	$202,948