Form 10-K/A
period 2006-12-31
BRISTOL WEST HOLDINGS INC
filed 2007-04-27
CIK 1272957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

BRISTOL WEST HOLDINGS, INC.
AMENDMENT NO. 1 TO 2006 ANNUAL REPORT ON FORM 10-K

Table of Contents

		Page

PART II

Item 5	Market for Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities	2

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	3
Item 11.	Executive Compensation	9
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41
Item 13.	Certain Relationships and Related Transactions, and Director Independence	46
Item 14.	Principal Accounting Fees and Services	51

PART IV

Item 15.	Exhibits, Financial Statement Schedules	53

Signatures		55
Exhibit Index		56

i

BRISTOL WEST HOLDINGS, INC.
AMENDMENT NO. 1 TO 2006 ANNUAL REPORT ON FORM 10-K
EXPLANATORY NOTE

Bristol West Holdings, Inc. is filing this Amendment No. 1 (which we refer to as this “Amended Report”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC (which we refer to as the “Original Report”), filed with the Securities and Exchange Commission (which we refer to as the “SEC”) on March 16, 2007, in order to add certain information required by the following items of Form 10-K:

Item	Description

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits, Financial Statement Schedules

When this Amended Report uses the words “Bristol West,” “Company,” “we,” “us,” and “our,” these words refer to Bristol West Holdings, Inc. and its subsidiaries, unless the context otherwise requires.

We hereby amend Item 5 of Part II, Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV of our Original Report by deleting the text of  Items 10, 11, 12, 13 and 14 of Part III, and Item 15 of Part IV in their entirety and replacing them with the information provided below under the respective headings in the Amended Report and by deleting the text in Part II under the heading “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans” in its entirety and replacing it with the information below under that heading in this Amended Report. In accordance with applicable SEC rules, we have set forth the complete text of Item 5 in Part II as amended in this Annual Report.

This Amended Report does not affect any other items in our Original Report. As a result of the amendments reflected in this Amended Report, we are also filing as exhibits to this Amended Report the certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amended Report, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

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

          We are a holding company without significant operations of our own.  Dividends from our subsidiaries are our principal source of funds.  Insurance laws limit the ability of our insurance subsidiaries to pay dividends to us.  Our non-insurance subsidiaries’ earnings are generally unrestricted as to their availability for the payment of dividends subject to customary state corporate laws regarding solvency.  See “Item 1.  Regulatory Matters - Regulation of Dividends.”  Our subsidiaries also are not permitted to pay dividends without Farmer’s prior written consent.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Securities Authorized for Issuance Under Equity Compensation Plans

          See the disclosure regarding securities authorized for issuance under our equity compensation plans that is included below under the heading “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

          There were no sales of unregistered securities during the year ended December 31, 2006.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The following information is set forth below regarding our directors: their names, their ages as of March 31, 2007, their current position(s) with Bristol West, the committees of our Board of Directors (which we refer to as our “Board”) of which they are a member, and certain biographical information.

Name	Age	Position	Director Since
James R. Fisher	51	Executive Chairman of the Board and Director	2000
R. Cary Blair (1)(2)	67	Director	2004
Jeffrey J. Dailey	49	Chief Executive Officer, President and Director	2006
Richard T. Delaney (1)(3)	68	Director	2004
Allan W. Ditchfield (2)	69	Director	2006
Todd A. Fisher	41	Director	1998
Perry Golkin	53	Director	1998
Mary R. Hennessy (2)(3)	54	Director	2004
Eileen Hilton (1)	60	Director	2004
James N. Meehan (2)(3)	61	Director	2004
Arthur J. Rothkopf (2)	71	Director	2004

(1)	Member of the Compensation Committee
(2)	Member of the Corporate Governance and Nominating Committee
(3)	Member of the Audit Committee

Mr. James R. Fisher

Mr. Fisher has been our Executive Chairman of the Board since July 2006. He has served as Chairman of the Board and as a Bristol West director since September 2000. He was our Chief Executive Officer from September 2000 through June 2006. Mr. Fisher has been the managing member of Fisher Capital Corp. L.L.C. since March 1997. From 1986 through March 1997, Mr. Fisher held various executive positions at American Re Corporation. Currently, Mr. Fisher is a director of Alea Group Holdings (Bermuda) Ltd. and a trustee of Lafayette College in Easton, Pennsylvania.

Mr. R. Cary Blair

Mr. Blair has been a Bristol West director since March 2004. Mr. Blair retired as Chairman and Chief Executive Officer of the Westfield Group in August 2003. He served his entire career at the Westfield Group from 1961 through August 2003. Currently, Mr. Blair is a director of First Merit Corporation and Davey Tree Expert Co., and the Chairman of the Westfield Group Foundation.

Mr. Jeffrey J. Dailey

Mr. Dailey has been a Bristol West director since May 2006. Mr. Dailey has been our Chief Executive Officer since July 2006 and our President since December 2003. He was our Chief Operating Officer from April 2001 through June 2006. Mr. Dailey has 27 years of experience in the insurance industry. Prior to joining Bristol West in 2001, Mr. Dailey was the Chief Executive Officer of Reliant Insurance. Prior to joining Reliant Insurance in 1996, Mr. Dailey spent 14 years with The Progressive Corporation, holding numerous executive positions culminating as President of Progressive's Northeast Division.

Mr. Richard T. Delaney

Mr. Delaney has been a Bristol West director since March 2004. Mr. Delaney has worked as an independent consultant since January 2000. From 1994 through January 2000, Mr. Delaney held the positions of President and Chief Operating Officer of Am-Re Consultants, Inc. and Vice Chairman of Am-Re Global Services, Inc. From January 2002 through November 2003, Mr. Delaney was a director of Alea Group Holdings Ltd. From January 2002 through June 2004, Mr. Delaney was a director of Associated Industries Insurance Services, Inc. Mr. Delaney is a member of the CPCU Society.

Mr. Allan W. Ditchfield

Mr. Ditchfield has been a Bristol West director since November 2006. He has been an independent systems consultant since 1999. Prior to his consulting work, Mr. Ditchfield held key corporate positions as chief information officer in the insurance, communications, and process control industries. He currently serves as Director of the National Council at Northeastern University and a member of the board of directors of Atlantic Public Media.

Mr. Todd A. Fisher

Mr. Fisher has been a Bristol West director since February 1998. Mr. Fisher has been a member of KKR & Co. L.L.C. since January 1, 2001. Mr. Fisher was an executive of KKR & Co. L.L.C. from June 1993 to December 31, 2000. Mr. Fisher was an associate at Goldman Sachs & Co. from July 1992 to June 1993. Currently, Mr. Fisher is a director of Alea Group Holdings (Bermuda) Ltd., Rockwood Holdings, Inc., Maxeda B.V., and Duales System Deutschland GmbH.

Mr. Perry Golkin

Mr. Golkin has been a Bristol West director since February 1998. Mr. Golkin has been a member of KKR & Co. L.L.C. since January 1, 1996. Mr. Golkin was a general partner of KKR & Co. L.L.C. from 1995 to January 1996. Prior to 1995, he was an executive of KKR & Co. L.L.C. Currently, Mr. Golkin is a director of Alea Group Holdings (Bermuda) Ltd., PRIMEDIA, Inc., Rockwood Holdings, Inc., and Willis Group Holdings Limited.

Ms. Mary R. Hennessy

Ms. Hennessy has been a Bristol West director since March 2004. Since January 2006, Ms. Hennessy has been an independent consultant to the insurance and reinsurance industries. From May 2002 through December 2005, Ms. Hennessy was employed as a consultant with Webb Associates of Haddonfield, New Jersey. From January 2000 through May 2002, Ms. Hennessy was the Chief Executive Officer and President of Overseas Partners, Ltd. From November 1996 through April 1999, Ms. Hennessy was President and Chief Operating Officer of TIG Holdings. Prior to serving at TIG, Ms. Hennessy held various executive positions at American Re Corporation from 1988 to 1996. Ms. Hennessy has been a Fellow of the Casualty Actuarial Society since 1981. Currently, Ms. Hennessy is a director of Security Capital Assurance, Ltd. and GeoVera Holdings, Ltd.

Dr. Eileen Hilton

Dr. Hilton has been a Bristol West director since March 2004. Dr. Hilton has been the Chief Executive Officer and President of Biomedical Research Alliance of New York since 1998. Dr. Hilton has been an attending physician at Long Island Jewish Medical Center since 1985. Dr. Hilton is currently a Fellow with the American College of Physicians and the Infectious Disease Society of America and a member of the American Society of Microbiology, the Long Island Infectious Disease Society and the New York Society of Infectious Disease.

Mr. James N. Meehan

Mr. Meehan has been a Bristol West director since March 2004. Mr. Meehan was a Managing Director of Bank of America in Chicago, Illinois, from June 1987 through May 2002. Since his retirement in May 2002, he has worked as an independent consultant. Prior to serving at Bank of America, Mr. Meehan was Vice President of First National Bank of Chicago. Currently, Mr. Meehan is a director of the Delphi Financial Group, American Fuji Fire and Marine Insurance Company, and Reassure America Life Insurance Company, a subsidiary of Swiss Re.

Mr. Arthur J. Rothkopf

Mr. Rothkopf has been a Bristol West director since March 2004. Mr. Rothkopf has been Senior Vice President of the U.S. Chamber of Commerce since July 2005. Prior to serving at the U.S. Chamber of Commerce, Mr. Rothkopf served as President of Lafayette College in Easton, Pennsylvania, from 1993 until 2005. He also has served as the Deputy Secretary and General Counsel of the United States Department of Transportation and was a partner in the law firm of Hogan & Hartson in Washington, D.C. Currently, Mr. Rothkopf is a director of Insurance Services Office, Inc.

Executive Officers

The following information is set forth below regarding our executive officers: their names, their ages as of March 31, 2007, their current position(s) with Bristol West, and certain biographical information.

Name	Age	Position
James R. Fisher	51	Executive Chairman of the Board
Jeffrey J. Dailey	49	Chief Executive Officer and President
Simon J. Noonan	43	Executive Vice President and Chief Operating Officer
Anne M. Bandi	50	Senior Vice President—Operations
Douglas R. Burtch	47	Senior Vice President—Marketing
George N. Christensen	61	Senior Vice President—Business Integration
Brian J. Dwyer	50	Senior Vice President—Product Research and Development
Nila J. Harrison	43	Senior Vice President—Human Resources
Ronald E. Latva	42	Senior Vice President—Product Management
George G. O’Brien	51	Senior Vice President—Chief Legal Officer and Corporate Secretary
John L. Ondeck	47	Senior Vice President—Chief Information Officer
Alexis S. Oster	38	Senior Vice President—General Counsel
Robert D. Sadler	43	Senior Vice President—Chief Financial Officer
James J. Sclafani, Jr.	47	Senior Vice President—Claims
Audrey E. Sylvan	43	Senior Vice President—Product Management

James R. Fisher

Mr. Fisher has been our Executive Chairman of the Board since July 2006. He has served as Chairman of the Board and as a Bristol West director since September 2000. He was our Chief Executive Officer from September 2000 through June 2006. Mr. Fisher has been the managing member of Fisher Capital Corp. L.L.C. since March 1997. From 1986 through March 1997, Mr. Fisher held various executive positions at American Re Corporation. Currently, Mr. Fisher is a director of Alea Group Holdings (Bermuda) Ltd. and a trustee of Lafayette College in Easton, Pennsylvania.

Jeffrey J. Dailey

Mr. Dailey has been our Chief Executive Officer since July 2006 and our President since December 2003. He has also been a Bristol West director since May 2006. He was our Chief Operating Officer from April 2001 through June 2006. Mr. Dailey has 27 years of experience in the insurance industry. Prior to joining Bristol West in 2001, Mr. Dailey was the Chief Executive Officer of Reliant Insurance. Prior to joining Reliant Insurance in 1996, Mr. Dailey spent 14 years with The Progressive Corporation, holding numerous executive positions culminating as President of Progressive's Northeast Division.

Simon J. Noonan, FIA, MAAA

Mr. Noonan has been our Executive Vice President and Chief Operating Officer since July 2006. He was our Executive Vice President—Actuarial/Product from May 2005 through June 2006. He served as our Senior Vice President—Actuarial/Product from April 2002 to May 2005. Prior to joining Bristol West in 2002, Mr. Noonan was the Chief Executive Officer of Metis Financial LLC, a consulting firm specializing in the property and casualty insurance market, since November 1997. Prior to joining Metis, Mr. Noonan served as a Senior Manager and Director in the insurance practice of KPMG from 1991 through 1997.

Anne M. Bandi

Ms. Bandi has been our Senior Vice President—Operations since April 2001. Ms. Bandi has 27 years of insurance operations experience. Prior to joining Bristol West, Ms. Bandi had been the Senior Vice President of Operations at Reliant Insurance since February 1996. Prior to joining Reliant Insurance, Ms. Bandi spent 16 years with The Progressive Corporation in a variety of operations management positions.

Douglas R. Burtch

Mr. Burtch has been our Senior Vice President—Marketing since February 2007. Mr. Burtch has 29 years of insurance industry experience. From August 1999 until February 2007, he was our Vice President—Marketing. Prior to joining Bristol West, Mr. Burtch served as Senior Vice President of Sun States Insurance from 1998 to August 1999. Prior to joining Sun States, Mr. Burtch held management positions with regional insurance carriers specializing in marketing personal and commercial products from 1984 to 1997.

George N. Christensen

Mr. Christensen has been our Senior Vice President—Business Integration since April 2001. Mr. Christensen joined Bristol West in 1978 and has served in various roles since that time, including Chief Information Officer.

Brian J. Dwyer

Mr. Dwyer has been our Senior Vice President—Product Research and Development since August 2003. Mr. Dwyer has 17 years of insurance industry experience. Prior to joining Bristol West, Mr. Dwyer served in various management roles for The Progressive Corporation from 1989 through 2002, including Regional Marketing Manager and General Manager. Prior to joining The Progressive Corporation, Mr. Dwyer served as a senior manager with Ernst & Whinney, a major accounting firm.

Nila J. Harrison

Ms. Harrison has been our Senior Vice President—Human Resources since April 2001. Ms. Harrison has 23 years of human resources experience. Prior to joining Bristol West, Ms. Harrison was the Senior Vice President, Human Resources for Reliant Insurance. Prior to joining Reliant Insurance in April 1996, Ms. Harrison was in the retail industry, where she spent 12 years in human resources management positions with Fabri-Centers of America Inc. and Limited Brands Inc.

Ronald E. Latva

Mr. Latva has been our Senior Vice President—Product Management since May 2004.  From August 2000 until May 2004, he was a Vice President and National Product Manager for Bristol West.  Mr. Latva has over 20 years of insurance experience in pricing, product management, claims and operations.  Prior to joining Bristol West, he served as an Assistant Vice President at Allmerica Financial from 1997 to 2000.  From 1986 through 1997, he held various pricing and product management positions at Great American Insurance.

George G. O’Brien

Mr. O'Brien has been our Senior Vice President—Chief Legal Officer and Corporate Secretary since March 2004. Prior to joining Bristol West, Mr. O'Brien had his own litigation practice since 1994. He began consulting with Bristol West in March 2003. From 1980 until 1994, Mr. O’Brien was a partner with the law firm of Dechert Price & Rhoads, and from 1980 until 1988 he was an associate with that firm.

John L. Ondeck

Mr. Ondeck has been our Senior Vice President—Chief Information Officer since May 2002. Mr. Ondeck has over 15 years of information technology experience. Prior to joining Bristol West in 2002, Mr. Ondeck was President of Armstrong and Lures, Inc., a software consulting firm from 2001 to 2002 and 1998 to 2000. Mr. Ondeck was a Vice President of Sales and Operations for Digital Day, a software development firm, from 2000 to 2001. From 1990 through 1997, Mr. Ondeck held management positions at Oracle Corporation and Kraft General Foods.

Alexis S. Oster

Ms. Oster has been our Senior Vice President—General Counsel since April 2001. Ms. Oster has 14 years of experience in the insurance industry. Prior to joining Bristol West in 2001, Ms. Oster served as General Counsel for Reliant Insurance. Prior to joining Reliant Insurance in 1996, Ms. Oster was corporate counsel of USF&G Insurance, with a primary focus on regulatory matters, company licensing and general corporate legal matters.

Robert D. Sadler

Mr. Sadler has been our Senior Vice President—Chief Financial Officer since December 2006. From April 2001 until December 2006, he was our Senior Vice President—Marketing. Prior to joining Bristol West in 2001, Mr. Sadler was the Chief Financial Officer for Reliant Insurance from 1996 to 2001. Prior to joining Reliant Insurance, Mr. Sadler served as the Chief Financial Officer of Agency Insurance Company of Maryland, Inc. from 1992 to 1996. Mr. Sadler was also a manager in the insurance practice of Ernst & Young, where he worked from 1985 to 1992.

James J. Sclafani, Jr.

Mr. Sclafani has been our Senior Vice President—Claims since January 2003. Mr. Sclafani has 23 years of automobile claims management experience. Prior to joining Bristol West, Mr. Sclafani was Vice President and world-wide manager of liability claims for Enterprise Rent-A-Car. Prior to joining Enterprise in 1994, Mr. Sclafani was with The Progressive Corporation for 10 years holding various claim management positions.

Audrey E. Sylvan

Ms. Sylvan has been our Senior Vice President—Product Management since May 2004. From April 2001 through May 2004, Ms. Sylvan was our Vice President—Product Management. Ms. Sylvan has 19 years of insurance experience in Product Management. Prior to joining Bristol West, Ms. Sylvan was Senior Vice President of Product Management for Reliant Insurance. Prior to joining Reliant Insurance in 1996, Ms. Sylvan was a Product Manager at The Progressive Corporation for eight years, where she managed both Specialty and Auto Products.
SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”), requires our officers and directors and persons who own more than 10% of our Common Stock, to file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the SEC and the NYSE, and to furnish us with copies of all such forms which they file. To our knowledge, based on representations to us by such persons and a review of the copies of reports furnished to us, all of our directors and officers made all required filings on time during 2006.

STOCKHOLDER RECOMMENDATIONS FOR DIRECTOR NOMINEES

No material changes have been made to the procedures by which our stockholders may recommend nominees to our Board since we last described these procedures in our definitive proxy statement issued in connection with our 2006 annual meeting of stockholders and filed with the SEC on March 7, 2007.

AUDIT COMMITTEE

The Board has established a separately-designated audit committee in accordance with section 3(a)(58)(A) of the Exchange Act (which we refer to as the “Audit Committee”). The Audit Committee is composed of three directors: James N. Meehan (Chairman), Richard T. Delaney and Mary R. Hennessy. The Board has determined that James N. Meehan qualifies as an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended (which we refer to as the “Securities Act”). The Board also affirmatively determined that the “audit committee financial expert” was independent in accordance with the independence definition and procedures set forth in the Corporate Governance Guidelines adopted by our Board (which we refer to as our “Corporate Governance Guidelines”), the corporate governance standards of the NYSE, and applicable rules and regulations of the SEC. For a description of our Board’s annual assessment of director independence regarding the directors who are members of this committee, see the disclosure below under the heading “Item 13. Certain Relationships and Related Transactions, and Director Independence - Director Independence.” The principal duties and responsibilities of the Audit Committee are set forth in its charter. See the disclosure below in this section under the heading “Corporate Governance - Corporate Governance Documents - Copies of Corporate Governance Documents.”

In accordance with the NYSE’s corporate governance standards, our Corporate Governance Guidelines provide that no member of the Audit Committee may serve simultaneously on the audit committees of more than three public company boards, unless the Board determines that such simultaneous service would not impair such director’s ability to effectively serve on the Audit Committee and that determination is disclosed in our annual proxy materials distributed in connection with an Annual Meeting of Stockholders. Directors are required to advise the Chief Executive Officer and the Chairman of the Board and the Chairman of the Corporate Governance and Nominating Committee before they accept an invitation to serve on the audit committee of any public company board. Currently, no member of the Audit Committee serves simultaneously on the audit committees of more than three public company boards.

CORPORATE GOVERNANCE

Corporate Governance Documents

Board Committee Charters. Our Board has adopted charters for the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee each of which meets the corporate governance standards of the NYSE.

Corporate Governance Guidelines. The Corporate Governance Guidelines adopted by our Board meet the corporate governance standards of the NYSE.

Code of Conduct and Business Ethics. The Board adopted the Code of Conduct and Business Ethics that applies to all of our directors, officers and employees (which we refer to as the “Code of Conduct”). Failure to comply with the Code of Conduct is a serious offense and will result in appropriate disciplinary action. We will disclose, to the extent and in the manner required by any applicable law or NYSE corporate governance standard, any waiver of any provision of the Code of Conduct.

Code of Conduct and Business Ethics Policy for CEO and Senior Financial Officers. The Board also adopted the Code of Conduct and Business Ethics Policy for Chief Executive Officer and Senior Financial Officers (which we refer to as the “Senior Financial Officer Code of Conduct”), which applies to our principal executive officer (our Chief Executive Officer and President) and our principal financial and principal accounting officer (our Chief Financial Officer) as well as our Corporate Controller and other senior financial officers. These officers are expected to adhere at all times to the Senior Financial Officer Code of Conduct. Failure to comply with the Senior Financial Officer Code of Conduct is a serious offense and will result in appropriate disciplinary action. Our Board has the authority to independently approve, in their sole discretion, any such disciplinary action as well as any amendment to and any waiver or material departure from a provision of the Senior Financial Officer Code of Conduct. We will disclose at www.bristolwest.com/Bristolwest/Investor/Governance.aspx, our investor relations website, to the extent and in the manner permitted by Item 5.05 of Form 8-K under the Exchange Act, the nature of any amendment to the Senior Financial Officer Code of Conduct (other than technical, administrative, or other non-substantive amendments), our approval of any material departure from a provision of the Senior Financial Officer Code of Conduct, and our failure to take action within a reasonable period of time regarding any material departure from a provision of the Senior Financial Officer Code of Conduct that has been made known to any of our executive officers.

Copies of Corporate Governance Documents. Copies of each of the following corporate governance documents are available, without charge, at www.bristolwest.com/Bristolwest/Investor/Governance.aspx, our investor relations website:

•	the Audit Committee charter

•	the Compensation Committee charter

•	the Corporate Governance and Nominating Committee charter

•	the Corporate Governance Guidelines

•	the Code of Conduct

•	the Senior Financial Officer Code of Conduct

Printed copies of each of the corporate governance documents listed above are also available, without charge, at the written request of any stockholder of record. Printed copies of the Senior Financial Officer Code of Conduct are also available, without charge, at the written request of any other person. Requests for printed copies should be mailed to: Bristol West Holdings, Inc., 5701 Stirling Road, Davie, Florida 33314, Attention: Corporate Secretary.

Meetings of Non-Management and Independent Directors

Our non-management directors meet in separate executive sessions without senior management for a portion of each meeting. At least once per year, the independent directors meet in a separate executive session without senior management and non-independent directors for a portion of the meeting. The NYSE corporate governance standards define non-management directors to include any directors who are not executive officers of our Company, including any directors who are not independent by virtue of a material relationship, former status or family relationship, or for any other reason.

Presiding Director

The directors at each executive session of non-management or independent directors determine the Chairman for the executive session.

Communicating with Our Directors

So that our stockholders and other interested parties may make their concerns known, we have established a method for communicating with our directors, including non-management directors. A stockholder may communicate with our directors, including non-management directors, either (1) by writing to the Chief Legal Officer and Corporate Secretary at Bristol West Holdings, Inc., 5701 Stirling Road, Davie, Florida 33314, Attention: Corporate Governance Hotline, or (2) by calling our Corporate Governance Hotline at (800) 819-9714. Communications intended specifically for our non-management directors should be marked “Attention: Non-Management Director Communications.” Communications intended specifically for our Audit Committee should be marked “Attention: Audit Committee.” All other director communications should be marked “Attention: Director Communications.” Our Corporate Governance Hotline will forward to the Audit Committee all communications specifically directed to that committee and will forward all other Hotline communications to our Chief Legal Officer and Corporate Secretary. Our Chief Legal Officer and Corporate Secretary will facilitate all such communications. We have posted a summary of this method of communicating with our directors on our investor relations website at www.bristolwest.com/Bristolwest/Investor/Governance.aspx under the tabs entitled “Contact the Board” and “Corporate Governance Hotline.”

Item 11. Executive Compensation

COMPENSATION COMMITTEE

The Compensation Committee is composed of three directors: R. Cary Blair (Chairman), Richard T. Delaney and Eileen Hilton. For a description of our Board’s annual assessment of director independence regarding the directors who are members of this committee, see the disclosure below under the heading “Item 13. Certain Relationships and Related Transactions, and Director Independence - Director Independence.” The principal duties and responsibilities of the Compensation Committee are set forth in its charter. See the disclosure above under the heading “Item 10. Directors, Executive Officers and Corporate Governance - Corporate Governance - Corporate Governance Documents.” The report of the Compensation Committee is included below in this section under the heading “Compensation Committee Report.”

Processes and Procedures for the Determination of Executive Compensation

A substantial portion of the Compensation Committee’s annual efforts relates to the determination of executive compensation. In the first quarter of each year, the Compensation Committee typically determines annual base salary, establishes the criteria for variable annual incentive compensation awards and grants any long-term incentive compensation awards for executive officers. After the end of each year, the Compensation Committee determines the amount of the variable annual incentive compensation awards by taking into account the financial results for the completed year and individual performance. The Compensation Committee’s annual process also includes a review of our executive compensation programs and practices.

For each executive officer, the Compensation Committee is responsible for the establishment of annual base salary, granting any long-term incentive compensation awards under the 2004 Stock Incentive Plan for Bristol West Holdings, Inc. and Subsidiaries (which we refer to as the “2004 Stock Incentive Plan”), and setting applicable award levels under the Bristol West Holdings, Inc. Executive Officer Incentive Plan (which we refer to as the “EIP”) and the Bristol West Holdings, Inc. Management Incentive Plan (which we refer to as the “MIP”). Additional disclosure regarding the Compensation Committee’s executive compensation procedures is included below in this section under the heading “Narrative Disclosure to 2006 Summary Compensation Table and 2006 Grants of Plan Based Awards Table.”

Within certain limits, the Compensation Committee may delegate its duties and powers under the 2004 Stock Incentive Plan in whole or in part as it determines, including to a Board committee or to Bristol West officers. The Compensation Committee has delegated the right, under specified circumstances, to grant restricted stock awards under the 2004 Stock Incentive Plan to key employees who are not executive officers. The Compensation Committee has delegated this right to a committee of the Board (which we refer to as the “CEO Committee”) the sole member of which is a member of the Board who is also Bristol West’s Chief Executive Officer. The Compensation Committee authorizes a pool, in dollars, to be utilized by the CEO Committee in making such awards of restricted stock for recruiting and retention purposes to key employees who are not executive officers. The CEO Committee approves such grants on an individual basis and regularly reports such grants to the Compensation Committee.

The Compensation Committee evaluates the individual performances of the Chief Executive Officer, Chief Operating Officer, and Executive Chairman of the Board. The Compensation Committee also works closely with the Chief Executive Officer and the Executive Chairman of the Board in evaluating the individual performances of the other executive officers for purposes of establishing annual base salaries, approving variable annual incentive compensation awards under the EIP and the MIP, and granting any stock-based, long-term incentive compensation awards under the 2004 Stock Incentive Plan. The Compensation Committee (1) administers EIP awards and MIP awards for participants who are executive officers, including the establishment and achievement of performance goals and the amount of awards; and (2) designates as an EIP participant or an MIP participant any executive officer whom they deem to be a key employee. Our Chief Executive Officer, with assistance from our Chief Operating Officer, performs such functions for MIP participants who are not executive officers. Additional disclosure regarding the EIP and the MIP is included below in this section under the heading “Compensation Discussion and Analysis - Variable Annual Incentive Compensation.”

Compensation Advisors. The Compensation Committee has the authority under its charter to engage the services of outside advisors, experts and others to assist the Compensation Committee. In accordance with this authority, since 2004, the Compensation Committee has engaged Gough Management Company (which we refer to as the “Compensation Consultant”) as an independent outside compensation consultant to assist the committee in evaluating compensation practices and to advise the committee on other matters related to compensation for the CEO and other executive officers. During 2006, the Compensation Committee periodically consulted with the Compensation Consultant regarding its processes and procedures and for purposes of considering certain compensation component alternatives.

In addition, during 2006, Bristol West management and our Human Resources Department provided to the Compensation Committee market pay data for various executive positions supplied to the Human Resources Department by Mercer Human Resource Consulting, a compensation consultant. The survey data targeted companies of similar size (based on total assets) and included information regarding various compensation components, including base salaries, total cash compensation, and long-term incentive compensation. Bristol West management also provided to the Compensation Committee additional publicly available data regarding various compensation components for executive officers at other property and casualty insurance companies.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The Compensation Committee oversees a compensation program designed to further the attainment of our strategic goals of growth and profitability and thus increase stockholder value. While our compensation program applies to all key employees, including our executive officers, this section focuses primarily on compensation of our executive officers and, in particular, the executive officers named in the “2006 Summary Compensation Table” below (who we refer to as the “named executive officers”). Currently, we have 15 officers that the Board has designated as our executive officers. Our executive officers have the broadest job responsibilities and policy making authority at Bristol West.

To achieve the objectives of our compensation program in 2006, the Compensation Committee and management concluded that it was important to recruit and retain highly competent executives and reward them for superior performance. Accordingly, the Compensation Committee’s general objective in 2006 was to structure total cash compensation earned by each executive officer to be within the third quartile (50% to 75%) of total cash compensation paid to similarly situated executive officers employed by peer companies and other companies of similar size within the insurance industry, subject to certain adjustments based on specific needs, our financial performance, and the experience and individual performance of each executive officer. In addition, the Committee made certain long-term incentive compensation awards to our executive officers during 2006 in the form of restricted stock for the purpose of retaining these key employees over a long-term period, providing them direct ownership in our Common Stock with a view toward preserving stockholder value, and encouraging decisions related to increased stockholder value in the future.

Compensation Program Objectives

Our executive compensation program was designed to further the attainment of our strategic goals of growth and profitability and thus increase stockholder value. Our strategic vision is to be the insurer of choice for our distribution force and policyholders. To achieve this vision, we seek to align all of our business processes to create value for our policyholders and producers. We aim to continually refine our sales practices and technology to make it easier for our producers and policyholders to do business with us. We also strive to provide insureds with faster, higher quality and more flexible service when interacting with our representatives. Our success in achieving this vision is dependent upon our senior management team. To succeed, we must recruit and retain highly competent executives and reward them for superior performance.

The Compensation Committee structured our executive compensation program to enable us to continue to appropriately compete for talented and experienced executives with companies of similar size within the property and casualty insurance industry. Within this context, the principal objectives for our executive compensation program are:

•	Alignment: Link executive compensation rewards with growth in earnings and strategic operational performance that ultimately results in sustainable increases in stockholder value

•	Motivation: Motivate executive officers to be accountable for and accomplish our financial and strategic operational objectives

•	Retention and Attraction: Retain and attract key executive officers to drive increases in stockholder value

Compensation Elements

To achieve our objectives, the compensation program generally includes the following elements:

•	Fixed annual compensation comprised of annual base salary levels and periodic salary increases that reflect position characteristics and individual contributions

•	Variable annual incentive compensation based on our performance relative to our earnings goals and other strategic objectives as well as individual performance

•	Long-term incentive compensation in the form of equity-based awards that reward executive officers for performance tied to increasing stockholder value, vest over time, and encourage stock ownership

•	Broad based employee benefit programs in which our executives are eligible to participate

In 2006, total compensation for our executive officers included fixed annual compensation (base salary), variable annual incentive compensation (EIP and MIP awards paid 75% in cash and 25% in restricted stock awards with two-year cliff vesting provisions), and long-term incentive compensation (paid in restricted stock awards with five-year cliff vesting provisions), all of which are addressed in more detail below.

Fixed Annual Compensation

Consistent with our compensation philosophy, the Compensation Committee establishes for our executive officers annual base salaries that the committee intends to be competitive. To determine competitive compensation levels, the Compensation Committee reviews survey data regarding base salaries paid to similarly situated executive officers. The nature and source of this survey data is described above in this section under the heading “Compensation Committee - Processes and Procedures for the Determination of Executive Compensation - Compensation Advisor.” The Compensation Committee also determines executive officer annual base salaries (including any merit increases) based on a combination of data regarding executive responsibilities, strategic importance of the position, competitive market rates, and individual performance and contributions.

For 2006, the Compensation Committee’s objective was to structure total cash compensation (annual base salary plus the cash portion of annual incentive compensation) paid to each executive officer to be within the third quartile (50% to 75%) of total cash compensation paid to similarly situated executive officers employed by peer companies and other companies of similar size within the insurance industry, subject to adjustment based on our specific needs, our financial performance, and the experience and individual performance of each executive officer.

The Compensation Committee typically establishes annual base salaries for the named executive officers annually during the committee’s first meeting of the year. The date for that meeting is typically set during the prior year. Changes in annual base salaries typically are not effective until the first pay period that begins after that meeting of the Compensation Committee.

The Compensation Committee approved the following annual base salaries and salary increases for the named executive officers during 2006:

Name and Principal Position	Date Effective	Annual Base Salary	Increase
		($)	(%)
Jeffrey J. Dailey:
Chief Executive Officer and President (1)(2)	7/01/2006	525,000	23.5
President and Chief Operating Officer (1)	2/26/2006	425,000	9.0
	2/27/2005	390,000
Robert D. Sadler
Senior Vice President-Chief Financial Officer (4)(5)	12/08/2006	275,000	17.0
Senior Vice President-Marketing (4)	2/26/2006	235,000	3.3
	2/27/2005	227,500
Craig E. Eisenacher:
Senior Vice President-former Chief Financial Officer (3)	2/26/2006	295,000	4.7
	2/27/2005	281,875
James R. Fisher:
Executive Chairman of the Board (6)(7)	7/01/2006	350,000	(50.0)
Chairman and Chief Executive Officer (6)	2/26/2006	700,000	0.0
	2/27/2005	700,000
Simon J. Noonan:
Executive Vice President and Chief Operating Officer (8)(9)	7/01/2006	350,000	7.7
Executive Vice President -Actuarial/Product (8)	2/26/2006	325,000	10.3
	2/27/2005	294,688
James J. Sclafani, Jr.:
Senior Vice President-Claims (10)	2/26/2006	300,000	2.2
	2/27/2005	293,550

(1)	Mr. Dailey’s annual base salary increased to $525,000 effective July 1, 2006, when he succeeded Mr. Fisher to become our Chief Executive Officer.
(2)	On February 27, 2007, the Compensation Committee set Mr. Dailey’s annual base salary at $550,000, a 4.8% increase.
(3)	Mr. Eisenacher resigned effective December 8, 2006, to accept a position as Executive Vice President and Chief Financial Officer of Everest Re Group, Ltd.
(4)
The Board appointed Robert D. Sadler as Senior Vice President-Chief Financial Officer effective December 8, 2006, when he succeeded Mr. Eisenacher. Mr. Sadler’s annual base salary increased to $275,000 effective December 8, 2006.

(5)	Effective February 27, 2007, the Compensation Committee set Mr. Sadler’s annual base salary at $275,000. Mr. Sadler’s annual base salary was not increased from the level established in December 2006.
(6)
Mr. Fisher’s annual base salary decreased effective July 1, 2006, when he relinquished his title as Chief Executive Officer to Mr. Dailey. Mr. Fisher’s annual base salary was not changed from the level established in 2004 in his employment agreement dated as of January 1, 2004, until July 1, 2006, when it was decreased from $700,000 to $350,000.

(7)
Effective February 27, 2007, the Compensation Committee set Mr. Fisher’s annual base salary at $350,000. Mr. Fisher’s annual base salary was not increased from the level established in 2006 in his employment agreement dated as of May 25, 2006. See the disclosure below in this section under the heading “Narrative Disclosure to 2006 Summary Compensation Table and 2006 Grants of Plan Based Awards Table - Salary - Employment Agreements.”

(8)	Mr. Noonan’s annual base salary increased effective July 1, 2006, when he succeeded Mr. Dailey to become Bristol West’s Chief Operating Officer.
(9)	On February 27, 2007, the Compensation Committee set Mr. Noonan’s annual base salary at $360,000, a 2.9% increase.
(10)	On February 27, 2007, the Compensation Committee set Mr. Sclafani’s annual base salary at $305,000, a 1.7% increase.

For additional information about fixed annual compensation, see the “2006 Summary Compensation Table” below in this section and the accompanying description under the heading “Narrative Disclosure to 2006 Summary Compensation Table and 2006 Grants of Plan Based Awards Table - Salary.”

Variable Annual Incentive Compensation

The purpose of each of our EIP and our MIP is to establish and maintain a result and profit oriented environment and to motivate and reward eligible employees by making a portion of their compensation dependent on the achievement of certain performance goals related to the performance of Bristol West and its affiliates and operating units. Each of the EIP and MIP aims to align the interests of management and Bristol West towards the completion of our strategic objectives, while providing incentives to continuously expand our earning power. The EIP and MIP each also seek to tie compensation directly to our business plan and encourage teamwork in accomplishing our goals. The EIP provides that the Compensation Committee may grant only objective performance-based awards to participating executive officers. The MIP provides that the Compensation Committee may grant awards based on individual performance under the MIP to all participants, including executive officers, and may grant objective performance-based awards to executive officers who are not EIP participants and other participants who are not executive officers. As described below in this section under the heading “Compensation Discussion and Analysis - Executive Compensation Tax Compliance,” the Compensation Committee intends that the conditions necessary for deductibility under Internal Revenue Code Section 162(m) will apply to the EIP but not to the MIP. The Compensation Committee annually establishes the criteria for EIP awards for the current year during the committee’s first meeting of that year. The Compensation Committee annually determines the amount of the EIP awards and MIP awards during the committee’s first meeting of the year following the year with respect to which the EIP and MIP awards were earned. The date for each of these meetings is typically set during the prior year.

On February 21, 2006, the Compensation Committee (1) named all of our executive officers as participants in the EIP and MIP, and (2) approved the criteria for annual incentive compensation awards to our executive officers under the EIP and the MIP. The committee determined that each of the 2006 EIP awards and 2006 MIP awards would be paid 75% in cash and 25% in restricted stock awards that cliff vest in two years and are issued under the 2004 Stock Incentive Plan. See the disclosure below in this section under the heading “Compensation Discussion and Analysis - Compensation Program Objectives - Equity-Based Incentive Compensation.” At the same meeting, the Compensation Committee established a percentage of annual base salary to be each executive officer’s 2006 individual bonus target with respect to both the EIP and the MIP.

The Compensation Committee determined that 80% of each executive officer’s 2006 individual bonus target would be applied toward awards based on achievement of objective, Company-wide performance-based goals determined under the EIP and the remaining 20% would be applied toward awards based upon individual goals determined under the MIP, as measured by the executive officer’s achievement of his or her performance objectives and contributions to achievement of our strategic objectives. The maximum 2006 EIP award payable to any executive officer was $1 million. There was no such limitation under the MIP.

Consistent with our compensation philosophy, for 2006, the Compensation Committee’s objective was to structure total cash compensation (annual base salary plus the cash portion of both the EIP award and the MIP award) paid to each executive officer to be within the third quartile (50% to 75%) of total cash compensation paid to similarly situated executive officers employed by peer companies and other companies of similar size within the insurance industry, subject to adjustment based on our specific needs, our financial performance, and the experience and individual performance of each executive officer.

2006 Objective Performance-Based EIP Awards. On February 21, 2006, while the outcome was substantially uncertain, as contemplated by Internal Revenue Code Section 162(m), the Compensation Committee established the objective, Company-wide performance goal to be applied with respect to the 2006 EIP awards (which we refer to as the “2006 EIP objective performance goal”). The 2006 EIP objective performance goal was based on Bristol West’s 2006 Adjusted Pre-Tax Underwriting Income (as defined below) measured against pre-tax underwriting income as set forth in Bristol West’s 2006 business plan. For purposes of the EIP in 2006, the Compensation Committee defined “Adjusted Pre-Tax Underwriting Income” to mean an amount equal to the following measured for fiscal year 2006: (1) pre-tax income, plus (2) interest expense, less (3) investment income, less (4) realized gains on investments, plus (5) realized losses on investments, and adjusted to reflect (6) the effect of unusual or extraordinary items, unless the Compensation Committee determines such adjustments to be inconsistent with the requirements of Internal Revenue Code Section 162(m)(4)(C). The Compensation Committee selected this 2006 EIP objective performance goal as a means of effectively measuring management’s ability to generate profitable insurance business without taking into consideration income, losses, or expenses that are not directly attributable to the generation of insurance business.

The 2006 EIP objective performance goal that the Compensation Committee adopted included the following incentive target schedule, including threshold (or minimum) amounts payable (50% of the individual bonus target), target amounts payable (100% of the individual bonus target) and maximum amounts payable (150% of the individual bonus target), with intermediate percentages to be determined by straight-line interpolation:

Percent of EIP Individual Bonus Target Paid	0%	50%	75%	80%	90%	100%	105%	115%	130%	150%
Adjusted Pre-Tax Underwriting Income (in millions)	<$28.47	$28.47	$42.70	$45.55	$51.24	$56.94	$59.78	$65.48	$74.02	$85.41

For purposes of this table, the Compensation Committee determined that the target percentage (100% of the individual bonus target paid) would be based on 90% of pre-tax underwriting income as set forth in Bristol West’s 2006 business plan.

Based on the criteria established by the Compensation Committee on February 21, 2006, set forth below for each named executive officer are (1) the EIP portion of the individual bonus target, (2) the potential payout range for the 2006 EIP awards; and (3) the threshold, target, and maximum 2006 EIP awards:

Name	EIP Individual Bonus Target (A)	EIP Award Payout Range (A)	Threshold (50%) 2006 EIP Award (B)	Target (100%) 2006 EIP Award (B)	Maximum (150%) 2006 EIP Award (B)
	(%)	(%)	($)	($)	($)
Jeffrey J. Dailey	80	0 to 120	185,600	371,200	556,800
Robert D. Sadler	40	0 to 60	47,238	94,476	141,714
Craig E. Eisenacher (1)	56	0 to 84	80,305	160,610	240,915
James R. Fisher	80	0 to 120	210,000	420,000	630,000
Simon J. Noonan	56	0 to 84	92,599	185,197	277,796
James J. Sclafani, Jr.	40	0 to 60	59,752	119,504	179,256

(A)	Established as a percent of annual base salary
(B)	The Compensation Committee determined that each 2006 EIP award would be paid 75% in cash and 25% in restricted stock awards that cliff vest in two years.
(1)
Mr. Eisenacher forfeited his right to receive a 2006 EIP award because he resigned effective December 8, 2006, to accept a position as Executive Vice President and Chief Financial Officer of Everest Re Group, Ltd.

The Compensation Committee postponed its originally scheduled meeting in February 2007 to a date after the public announcement on March 2, 2007 that Bristol West had entered into a merger agreement (which we refer to as the “Farmers Merger Agreement”) with Farmers Group, Inc. (which we refer to as “Farmers”), pursuant to which BWH Acquisition Company, currently a wholly-owned subsidiary of Farmers (which we refer to as “Merger Sub”), will be merged with and into Bristol West, with Bristol West being the surviving corporation (which transaction we refer to as the “Pending Farmers Merger”). For more information regarding the Pending Farmers Merger, see the disclosure below under the heading “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Changes in Control.”

On March 6, 2007, the Compensation Committee determined the amount of the 2006 EIP objective performance-based awards utilizing the 2006 EIP objective performance goal. The Compensation Committee confirmed that Adjusted Pre-Tax Underwriting Income in 2006 was $49.735 million. The percent of each executive officer’s individual bonus target to be paid, determined by straight-line interpolation based on the incentive target schedule described above was approximately 87.35%. The Compensation Committee approved payment of each 2006 EIP award 75% in cash and 25% in restricted stock awards that cliff vest on March 6, 2009 and are issued under the 2004 Stock Incentive Plan. Mr. Fisher recommended that he receive no 2006 EIP award.  The Compensation Committee believed that Mr. Fisher had earned a 2006 EIP award.  However, after discussion, the Compensation Committee concurred with Mr. Fisher’s recommendation, despite his excellent performance, and exercised their authority under the EIP to eliminate his 2006 EIP award. The Committee did not exercise its discretionary right to reduce or eliminate the amount of any other 2006 EIP award. The EIP provides that payment of any EIP award is subject to the condition that the executive officer be employed by Bristol West at the time the award is paid. Accordingly, Mr. Eisenacher received no 2006 EIP award because he resigned effective December 8, 2006, to accept a position as Executive Vice President and Chief Financial Officer of Everest Re Group, Ltd.

Set forth below, for each of the named executive officers who were entitled to receive an EIP award, are the cash portion of the 2006 EIP award and the number of shares of our Common Stock representing the restricted stock portion of the 2006 EIP award:

Name	2006 EIP Cash Award (A)	2006 EIP Stock Award (A)(B)
	($)	(#)
Jeffrey J. Dailey	243,182	3,669
Robert D. Sadler	61,893	933
James R. Fisher	—	—
Simon J. Noonan	121,327	1,830
James J. Sclafani, Jr.	78,290	1,181

(A)	Each 2006 EIP award was paid 75% in cash and 25% in restricted stock awards that cliff vest on March 6, 2009.
(B)
The number of shares shown in this column equals the dollar amount of the restricted stock award divided by the $22.09 closing market price of our Common Stock on March 6, 2007, the date of grant, as reported on the NYSE, rounded down to the nearest whole share.

For additional information about the stock component of the 2006 EIP awards, see the disclosure below in this section under the heading “Compensation Discussion and Analysis - Compensation Program Objectives - Equity-Based Incentive Compensation.” For additional information about the cash component of the 2006 EIP awards, see the “Non-Equity Incentive Plan Compensation” column of the “2006 Summary Compensation Table” below, and see the accompanying description under the heading “Narrative Disclosure to 2006 Summary Compensation Table and 2006 Grants of Plan Based Awards Table - Non-Equity Incentive Plan Awards.”

2006 Performance-Based MIP Awards. At its March 6, 2007 meeting, the Compensation Committee determined the amount of the 2006 MIP awards. The 2006 MIP awards were based on Bristol West’s 2006 Adjusted Pre-Tax Underwriting Income of $49.735 million, an incentive target schedule based on the schedule applied to determine the amount of the 2006 EIP awards, and MIP individual bonus targets equal to 20% of each participant's individual bonus target. The Compensation Committee approved payment of each 2006 MIP award 75% in cash and 25% in restricted stock awards that cliff vest on March 6, 2009 and are issued under the 2004 Stock Incentive Plan. Mr. Fisher recommended that he receive no 2006 MIP award.  The Compensation Committee believed that Mr. Fisher had earned an MIP award.  However, after discussion, the Compensation Committee concurred with Mr. Fisher’s recommendation, despite his excellent performance. The MIP provides that payment of any MIP award is subject to the condition that the participant be employed by Bristol West at time the award is paid. Accordingly, Mr. Eisenacher received no 2006 MIP award because he resigned effective December 8, 2006, to accept a position as Executive Vice President and Chief Financial Officer of Everest Re Group, Ltd.

Set forth below, for each of the named executive officers who were entitled to receive an MIP award, are the cash portion of the 2006 MIP award and the number of shares of our Common Stock representing the restricted stock portion of the 2006 MIP award:

Name	2006 MIP Cash Award (A)	2006 MIP Stock Award (A)(B)
	($)	(#)
Jeffrey J. Dailey	60,796	918
Robert D. Sadler	15,473	234
James R. Fisher	—	—
Simon J. Noonan	30,332	459
James J. Sclafani, Jr.	19,573	296

(A)	Each 2006 MIP award was paid 75% in cash and 25% in restricted stock awards that cliff vest on March 6, 2009.
(B)
The number of shares shown in this column equals the dollar amount of the restricted stock award divided by the $22.09 closing market price of our Common Stock on March 6, 2007, the date of grant, as reported on the NYSE, rounded to the nearest whole number of shares.

For additional information about the stock component of the 2006 MIP awards, see the disclosure below in this section under the heading “Compensation Discussion and Analysis - Compensation Program Objectives - Equity-Based Incentive Compensation.” For additional information about the cash component of the 2006 EIP awards, see the “Bonus” column of the “2006 Summary Compensation Table” below, and see the accompanying description under the heading “Narrative Disclosure to 2006 Summary Compensation Table and 2006 Grants of Plan Based Awards Table - Bonus Awards.”

Equity-Based Incentive Compensation

EIP and MIP Restricted Stock Awards. In accordance with the EIP and MIP, the Compensation Committee provided that 25% of each 2006 EIP award and 2006 MIP award was payable as restricted stock awards. These restricted stock awards cliff vest two years after the grant date and were granted under the 2004 Stock Incentive Plan. The Compensation Committee determined that it was appropriate to grant the EIP and MIP restricted stock awards primarily for the purpose of retaining our executive officers and other key employees. In addition, the Compensation Committee intended that these awards provide our executive officers and other key employees with direct ownership in our Common Stock with a view toward preserving stockholder value and encouraging decisions related to increased stockholder value in the future.

The Compensation Committee typically grants such EIP and MIP restricted stock awards at the first Compensation Committee meeting of the year following the year in which it established the criteria for the EIP and MIP awards. The date for that meeting is typically set during the prior year.

For additional information about MIP and EIP restricted stock awards, see the disclosure above in this section under the heading “Compensation Discussion and Analysis - Compensation Program Objectives - Variable Annual Incentive Compensation.”

Long-Term Incentive Compensation. From time to time, the Compensation Committee grants restricted stock awards under the 2004 Stock Incentive Plan for the purpose of retaining key employees, including executive officers, over a long-term period, providing them direct ownership in our Common Stock with a view toward preserving stockholder value and encouraging decisions related to increased stockholder value in the future. These restricted stock awards typically cliff vest five years after the grant date. The Compensation Committee typically makes any such restricted stock awards during the committee’s first meeting of the year. The date for that meeting is typically set during the prior year.

On February 21, 2006, the Compensation Committee granted the following long-term restricted stock awards to the named executive officers:

Name	Number of Shares (A)
(#)
Jeffrey J. Dailey	18,717
Robert D. Sadler	8,021
Craig E. Eisenacher (1)	16,043
James R. Fisher (2)	—
Simon J. Noonan	17,380
James J. Sclafani, Jr.	13,369

(A)
The number of shares reflected equals the dollar amount of the restricted stock award divided by the $18.70 closing market price of our Common Stock on February 21, 2006, the date of grant, as reported on the NYSE, rounded to the nearest number of whole shares.

(1)
Mr. Eisenacher forfeited all of his unvested restricted stock awards because he resigned effective December 8, 2006, to accept a position as Executive Vice President and Chief Financial Officer of Everest Re Group, Ltd.

(2)	Mr. Fisher recommended that no restricted stock be awarded to him, and the Compensation Committee accepted his recommendation, despite his excellent performance.

These restricted stock awards will cliff vest on February 21, 2011 and will be forfeited if the recipient’s employment with Bristol West terminates before the vesting date, except for death or disability. The vesting of these restricted stock awards is accelerated in full for certain mergers, sales or other business combinations and for death or disability, including upon the consummation of the Pending Farmers Merger.

For additional information about equity-based incentive compensation, see also the disclosure below in this section under the heading “Narrative Disclosure to 2006 Summary Compensation Table and 2006 Grants of Plan Based Awards Table - Stock Awards” and the table below in this section under the heading “Outstanding Equity Awards at Fiscal Year-End.”

Other Benefits and Perquisites

Bristol West makes the following benefits available to the named executive officers on the same non-discriminatory basis as they are generally available to all employees: a medical plan, a dental plan, a vision plan, life insurance, accidental death and dismemberment coverage, business travel accident insurance, short term disability, long term disability, medical care and dependent care flexible spending accounts, retirement benefits under The Bristol West Retirement Plan (which we refer to as the “401(k) Plan”) (including matching contributions by Bristol West), an employee assistance program, an educational assistance program, personal time off, and paid holidays.

We also provide company cars to certain employees who have a business need for a car, including certain named executive officers. These named executive officers are permitted to use their company cars for personal purposes (which we refer to as “fleet car personal use”). We include the value of fleet car personal use in the 2006 compensation of each such named executive officer (which we refer to as “fleet car compensation”). We also pay these named executive officers additional compensation to cover the cost of additional taxes associated with fleet car compensation.

For additional disclosure regarding this compensation component, see the “2006 Summary Compensation Table” and the accompanying description under the heading “Narrative Disclosure to 2006 Summary Compensation Table and 2006 Grants of Plan Based Awards Table - All Other Compensation.”

Potential Payments Upon Termination of Employment or Change in Control

The Compensation Committee approved an employment agreement between Bristol West and James R. Fisher dated as of May 25, 2006.  Under the employment agreement, Mr. Fisher serves as Bristol West’s Executive Chairman of the Board for a term expiring on June 30, 2007. For a description of the provisions of this agreement relating to James R. Fisher’s employment, see the disclosure below in this section under the heading “Executive Compensation - Narrative Disclosure to 2006 Summary Compensation Table and 2006 Grants of Plan Based Awards Table - Salary - `Employment Agreements.” The employment agreement also provides that if Mr. Fisher’s employment is terminated under specified circumstances, Mr. Fisher will be entitled to receive a specified severance. For a description of the provisions of this agreement relating to severance, see the disclosure below in this section under the heading “Executive Compensation - Potential Payments Upon Termination of Employment or Change in Control.”

Bristol West is a party to severance arrangements with other named executive officers that were entered into before Bristol West’s initial public offering in February 2004. For a description of these severance arrangements, see the disclosure below in this section under the heading “Executive Compensation - Potential Payments Upon Termination of Employment or Change in Control.”

Executive Compensation Tax Compliance

The Compensation Committee strives, where appropriate, to provide for executive officer compensation that is tax deductible to Bristol West. In certain circumstances, Section 162(m) of the Internal Revenue Code may deny a federal income tax deduction for compensation in excess of $1 million paid in any fiscal year to a company’s CEO or other four most highly compensated executive officers (who we refer to for this purpose as “covered officers”). Certain compensation paid to covered officers that qualifies as objective performance-based compensation pursuant to a plan approved by stockholders is exempt from the Section 162(m) deduction limit.

The Compensation Committee has reviewed the applicability to our executive compensation program of Internal Revenue Code Section 162(m). It is the Compensation Committee’s intention that Bristol West will qualify certain compensation paid to its executive officers for deductibility under the Internal Revenue Code, including Section 162(m). Specifically, the Compensation Committee intends that the conditions necessary for deductibility under Section 162(m) will apply to the EIP, pursuant to which all executive officers (including covered officers) are eligible for objective performance-based compensation. Accordingly, the Compensation Committee and the Board submitted the EIP to Bristol West’s stockholders for approval. On May 19, 2006, Bristol West’s stockholders approved the EIP. The Compensation Committee does not expect MIP awards to qualify as performance-based compensation under Section 162(m).

The Compensation Committee also believes that the interests of Bristol West and its stockholders may sometimes be best served by providing compensation that is not deductible in order to attract, retain, motivate and reward executive talent. Accordingly, the Compensation Committee intends to retain the flexibility to provide for compensation that is not tax deductible. No compensation that Bristol West paid during 2006 to any covered officer was subject to the Internal Revenue Code Section 162(m) deduction limitation.

It is also the Compensation Committee’s intention to take such actions as the committee considers appropriate to cause Bristol West’s executive compensation program to comply with Internal Revenue Code Section 409A, while retaining the flexibility to provide for compensation that does not comply.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of Bristol West’s Board of Directors is composed of three directors each of whom is “independent” using the independence definition and procedures set forth in Bristol West’s Corporate Governance Guidelines, the corporate governance standards of the NYSE, and applicable rules and regulations of the SEC. Each member of the Compensation Committee also (1) qualifies as a “non-employee director” for purposes of Rule 16b-3 of the Exchange Act and (2) satisfies the requirements of an “outside director” for purposes of Section 162(m) of the Internal Revenue Code. The Compensation Committee operates pursuant to a charter, a copy of which is available at www.bristolwest.com/Bristolwest/Investor/Governance.aspx, Bristol West’s investor relations website. See the disclosure above under the heading “Item 10. Directors, Executive Officers and Corporate Governance - Corporate Governance - Corporate Governance Documents.” For a description of the Compensation Committee’s responsibilities, policies and procedures, see the disclosure above in this section under the heading “Compensation Committee.”

The Compensation Committee reviewed the information above in this section under the heading “Compensation Discussion and Analysis” (which is referred to in this report as the “Compensation Discussion and Analysis”). The Compensation Committee also discussed the Compensation Discussion and Analysis with our management. Based on such review and discussions, the Compensation Committee recommended to Bristol West’s Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Bristol West’s Annual Report on Form 10-K for the year ended December 31, 2006.

R. Cary Blair (Compensation Committee Chairperson)
Richard T. Delaney (Compensation Committee member)
Eileen Hilton (Compensation Committee member)

2006 Summary Compensation Table

The table below reflects compensation earned for services performed during 2006 by the named executive officers, who are our Chief Executive Officer, our Senior Vice President-Chief Financial Officer as of December 8, 2006, our former Senior Vice President-Chief Financial Officer who also served during 2006, and the three other most highly compensated executive officers with respect to 2006. The information set forth in this table is described in more detail below in this section under the heading “Narrative Disclosure to 2006 Summary Compensation Table and 2006 Grants of Plan Based Awards Table.”

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
		($)	($)	($)	($)	($)	($)		($)

Jeffrey J. Dailey, Chief Executive Officer and President	2006	469,615	60,796	325,660	2,303	243,182	45,034	(1)	1,146,590

Robert D. Sadler, Senior Vice President-Chief Financial Officer	2006	237,798	15,473	101,441	557	61,894	13,923	(2)	431,086

Craig E. Eisenacher, former Senior Vice President-Chief Financial Officer	2006	298,864	—	(193,208)	—	—	—		105,656

James R. Fisher, Executive Chairman of the Board	2006	525,000	—	124,998	—	—	—		649,998

Simon J. Noonan, Executive Vice President and Chief Operating Officer	2006	332,837	30,332	201,912	1,114	121,327	35,889	(3)	723,411

James J. Sclafani, Jr., Senior Vice President-Claims	2006	299,007	19,573	145,819	780	78,290	30,768	(4)	574,237

(1)	This amount for Mr. Dailey includes: (1) 401(k) Plan company contributions; (2) fleet car personal use; and (3) restricted stock accumulated dividends of $24,975.
(2)	This amount for Mr. Sadler includes: (1) 401(k) Plan company contributions; and (2) restricted stock accumulated dividends of $7,923.
(3)	This amount for Mr. Noonan includes: (1) 401(k) Plan company contributions; (2) fleet car personal use; and (3) restricted stock accumulated dividends of $15,543.
(4)	This amount for Mr. Sclafani includes: (1) 401(k) Plan company contributions; (2) fleet car personal use; and (3) restricted stock accumulated dividends of $11,409.

2006 Grants of Plan-Based Awards

The following table presents information on plan-based awards granted to the named executive officers during 2006. The information set forth in this table is described in more detail below in this section under the heading “Narrative Disclosure to 2006 Summary Compensation Table and 2006 Grants of Plan Based Awards Table.”

								All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock Awards

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
		($)	($)	($)	($)	($)	($)	(#)	($)

Jeffrey J. Dailey	2/21/2006(1)	139,200	278,400	417,600	46,400	92,800	139,200
	2/21/2006(2)							18,717	350,008

Robert D. Sadler	2/21/2006(1)	35,429	70,857	106,286	11,810	23,619	35,429
	2/21/2006(2)							8,021	149,993
	2/21/2006(3)							401	7,499

Craig E. Eisenacher (4)	2/21/2006(1)	60,229	120,457	180,686	20,076	40,152	60,229
	2/21/2006(2)							16,043	300,004
	2/21/2006(3)							1,029	19,242

James R. Fisher	2/21/2006(1)	157,500	315,000	472,500	52,500	105,000	157,500

Simon J. Noonan	2/21/2006(1)	69,449	138,898	208,347	23,150	46,299	69,449
	2/21/2006(2)							17,380	325,006
	2/21/2006(3)							1,003	18,756

James J. Sclafani, Jr.	2/21/2006(1)	44,814	89,628	134,442	14,938	29,876	44,814
	2/21/2006(2)							13,369	250,000
	2/21/2006(3)							869	16,250

(1)
This row reflects the separate components of the possible 2006 EIP award payouts. The grant date reflected in this row is the date on which the Compensation Committee approved the criteria for the 2006 EIP awards.

(2)	This row reflects long-term incentive compensation awarded under the 2004 Stock Incentive Plan.
(3)	This row reflects the 25% portion of a 2005 bonus award, which we paid during 2006 under our predecessor bonus plan with respect to executive officer performance during 2005.
(4)
Mr. Eisenacher forfeited all of his unvested restricted stock and was not entitled to receive his 2006 EIP award because he resigned effective December 8, 2006, to accept a position as Executive Vice President and Chief Financial Officer of Everest Re Group, Ltd.

Narrative Disclosure to 2006 Summary Compensation Table and 2006 Grants of Plan Based Awards Table

Salary

The “Salary” column in the “2006 Summary Compensation Table” above reflects annual base salary earned for services performed during 2006 by the named executive officers, including deferred compensation pursuant to the 401(k) Plan.

Annual base salaries are described above in this section under the heading “Executive Compensation - Compensation Discussion and Analysis - Compensation Elements - Fixed Annual Compensation.” The Compensation Committee typically establishes annual base salaries for the named executive officers annually during the committee’s first meeting of the year. These annual salaries typically are not effective until the first pay period after the committee meeting. The Compensation Committee established approximately two months of the 2006 annual base salaries on February 22, 2005 and the remaining approximately 10 months of the 2006 annual base salaries on February 21, 2006.

Employment Agreements. The Compensation Committee established James R. Fisher’s annual base salary during 2006 in accordance with his employment agreement. Bristol West entered into an employment agreement with James R. Fisher dated as of May 25, 2006 and effective as of July 1, 2006. Under this agreement, Mr. Fisher will serve as our Executive Chairman of the Board for a term expiring on June 30, 2007. While employed under this agreement, Mr. Fisher is entitled to receive an annual base salary of no less than $350,000 (subject to change at the sole discretion of the Compensation Committee) and will be eligible to receive an annual bonus in an amount determined by the Compensation Committee. Pursuant to Mr. Fisher’s previous employment agreement with Bristol West, he served as our Chairman and Chief Executive Officer for a term that expired on June 30, 2006. While employed under this agreement, Mr. Fisher was entitled to receive an annual base salary of $700,000 and was eligible to receive an annual bonus in an amount determined by the Compensation Committee of the Board. Effective July 1, 2006, Mr. Fisher relinquished his position as our Chief Executive Officer.

No other named executive officer is a party to an agreement with Bristol West pursuant to which his annual base salary, bonus or other compensation reflected in the “2006 Summary Compensation Table” above is addressed. Bristol West is a party to severance arrangements with the named executive officers pursuant to which they are entitled to receive certain severance benefits, as described below in this section under the heading “Executive Compensation - Potential Payments Upon Termination of Employment or Change in Control.”

Bonus Awards

Under applicable SEC rules, the “Bonus” column in the “2006 Summary Compensation Table” above reflects all bonus compensation intended to serve as incentive for performance to occur over a specified period (including periods less than one year) that is not required to be disclosed in the “Non-Equity Incentive Plan Compensation” column, as described below in this section under the heading “Non-Equity Incentive Plan Awards” and does not fall within the scope of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (which we refer to as “FAS 123(R)”). The “Bonus” column reflects the cash portion of each named executive officer’s 2006 MIP award. In accordance with the MIP, on March 6, 2007, the Compensation Committee determined the total amount of the 2006 MIP awards and the portion payable in cash during 2007, with respect to executive officer performance during 2006. At that time, the Compensation Committee determined that 75% of all 2006 MIP awards would be paid in cash. The 2006 MIP awards are described above in this section under the heading “Compensation Discussion and Analysis - Compensation Elements - Variable Annual Incentive Compensation - 2006 Performance-Based MIP Awards.”

Stock Awards

Under applicable SEC rules, the “Stock Awards” column in the “2006 Summary Compensation Table” above reflects all compensation expense recognized during 2006 pursuant to FAS 123(R) with respect to stock-based awards other than options. The “Stock Awards” column reflects the compensation expense that we recognized during 2006, without any reduction for risk of forfeiture, with respect to outstanding, unvested restricted stock awards that the Compensation Committee granted to each named executive officer during 2006, 2005 and 2004 under the 2004 Stock Incentive Plan. We amortize this compensation expense over the vesting period. This compensation expense equals the number of shares of restricted stock multiplied by the FAS 123(R) grant date fair value (computed utilizing the same calculations and assumptions applied by Bristol West for financial statement reporting purposes as reflected in “Note 10 - Stock Ownership - Recent Accounting Pronouncements” to the Consolidated Financial Statements appearing in the Original Report) and divided by the portion of the two-year or five-year vesting period that occurred during 2006. To determine the FAS 123(R) grant date fair value, we used the last reported closing market price per share of our Common Stock on the grant date, as reported on the NYSE. The FAS 123(R) grant date fair value for each such award included in the total reflected for each named executive officer in the “Stock Awards” column in the “2006 Summary Compensation Table” above is listed separately in the table below in this section. The amounts in the “Grant Date Fair Value of Stock Awards” column of the “Grants of Plan Based Awards” table also reflect the FAS 123(R) grant date fair value for the restricted stock awards reflected in the table. The amounts in the “Stock Awards” column in the “2006 Summary Compensation Table” and in the “Grant Date Fair Value of Stock Awards” column of the “Grants of Plan Based Awards” table reflect the values described above and do not correspond to the actual value that the named executive officer will recognize with respect to such awards.

Pursuant to each award agreement, the named executive officer does not have the right to receive quarterly dividends with respect to the shares of restricted stock (which we refer to as “restricted stock accumulated dividends”). Pursuant to the award agreement, we pay these restricted stock accumulated dividends only after the restricted stock vests and at the same rate as for all other shares of our Common Stock. Restricted stock accumulated dividends are not factored into the calculation of the award’s FAS 123(R) grant date fair value. Accordingly, in accordance with applicable SEC rules, these restricted stock accumulated dividends are not reflected in the “Stock Awards” column of the “2006 Summary Compensation Table” or in the “Grant Date Fair Value of Stock Awards” column of the “Grants of Plan Based Awards” table. These restricted stock accumulated dividends are reflected in the “All Other Compensation” column of the “2006 Summary Compensation Table,” which is described below in this section under the heading “All Other Compensation - Restricted Stock Accumulated Dividends.”

The following table reflects each of the restricted stock awards held by the named executive officers with respect to which we recognized compensation expense during 2006 in accordance with FAS 123(R):

Name	Restricted Shares	FAS 123(R) Grant Date Fair Value	Grant Date Closing Price (A)	Grant Date	Vesting Date	2006 Expense
	(#)	($)	($)			($)
Jeffrey J. Dailey
	18,717	350,008	18.70	2/21/2006	2/21/2011	60,029
	4,204	71,258	16.95	2/22/2005	2/22/2007	35,629
	8,850	150,008	16.95	2/22/2005	2/22/2010	30,001
	54,348	1,000,003	18.40	5/14/2004	5/14/2009	200,001

Robert D. Sadler
	401	7,499	18.70	2/21/2006	2/21/2008	3,215
	8,021	149,993	18.70	2/21/2006	2/21/2011	25,725
	885	15,001	16.95	2/22/2005	2/22/2007	7,500
	4,425	75,004	16.95	2/22/2005	2/22/2010	15,001
	13,587	250,001	18.40	5/14/2004	5/14/2009	50,000

Craig E. Eisenacher (1)
	1,029	19,242	18.70	2/21/2006	2/21/2008	—
	16,043	300,004	18.70	2/21/2006	2/21/2011	—
	1,770	30,002	16.95	2/22/2005	2/22/2007	(12,823)
	5,900	100,005	16.95	2/22/2005	2/22/2010	(17,097)
	27,174	500,002	18.40	5/14/2004	5/14/2009	(163,288)

James R. Fisher
	14,749	249,996	16.95	2/22/2005	2/22/2007	124,998

Simon J. Noonan
	1,003	18,756	18.70	2/21/2006	2/21/2008	8,042
	17,380	325,006	18.70	2/21/2006	2/21/2011	55,741
	2,139	36,256	16.95	2/22/2005	2/22/2007	18,128
	5,900	100,005	16.95	2/22/2005	2/22/2010	20,001
	27,174	500,002	18.40	5/14/2004	5/14/2009	100,000

James J. Sclafani, Jr.
	869	16,250	18.70	2/21/2006	2/21/2008	6,967
	13,369	250,000	18.70	2/21/2006	2/21/2011	42,877
	1,106	18,747	16.95	2/22/2005	2/22/2007	9,373
	5,900	100,005	16.95	2/22/2005	2/22/2010	20,001
	18,098	333,003	18.40	5/14/2004	5/14/2009	66,601

(A)	Based on the last reported closing price per share of our Common Stock on the grant date, as reported on the NYSE.
(1)
We recognized negative compensation cost during 2006 with respect to Mr. Eisenacher’s restricted stock awards because Mr. Eisenacher forfeited all of such restricted shares when he resigned effective December 8, 2006, to accept a position as Executive Vice President and Chief Financial Officer of Everest Re Group, Ltd.

In accordance with the EIP, the Compensation Committee approved the criteria for the 2006 EIP awards on February 21, 2006 with respect to executive officer performance during 2006. The committee determined that 25% of the 2006 EIP awards would be paid as restricted stock awards. On March 6, 2007, the Compensation Committee determined the total amount of the 2006 MIP awards and the portion payable by a grant of restricted stock awards. These restricted stock awards are not reflected in the “Stock Awards” column in the “2006 Summary Compensation Table” above because we did not recognize any compensation expense during 2006 pursuant to FAS 123(R) with respect to such awards. The columns under the heading “Estimated Possible Payouts Under Equity Incentive Plan Awards” in the “Grants of Plan Based Awards” table reflect the dollar values of the threshold (or minimum) amounts payable by a grant of restricted stock awards (50% of EIP individual bonus target), target amounts payable by a grant of restricted stock awards (100% of EIP individual bonus target), and maximum amounts payable by a grant of restricted stock awards (150% of EIP individual bonus target) with respect to each named executive officer’s 2006 EIP award in accordance with the award criteria that the Compensation Committee established on February 21, 2006. The 2006 EIP awards for the named executive officers, including the actual number of shares of restricted stock granted on March 6, 2007 with respect to each such award and the method used to calculate the number of shares, are described above in this section under the heading “Compensation Discussion and Analysis - Variable Annual Incentive Compensation - 2006 Objective Performance-Based EIP Awards.”

The “All Other Stock Awards” column in the “Grants of Plan Based Awards” table reflects the following:

•
Restricted stock awards granted as long-term incentive compensation on February 21, 2006 to the named executive officers pursuant to the 2004 Stock Incentive Plan. This restricted stock will vest on February 21, 2011.

•
Restricted stock awards granted as bonus compensation on February 21, 2006 under our predecessor bonus plan with respect to executive officer performance in 2005. This restricted stock will vest on February 21, 2008.

These restricted stock awards are described in more detail above in this section under the headings “Compensation Discussion and Analysis - Compensation Elements - Variable Annual Incentive Compensation - 2006 Objective Performance-Based EIP Awards” and “Compensation Discussion and Analysis - Compensation Elements - Equity-Based Incentive Compensation.” More information regarding these restricted stock awards is also reflected below in this section in the “Outstanding Equity Awards at Fiscal Year-End” table. For information about the cash portions of the EIP awards, see the disclosure in this section under the heading “Non-Equity Incentive Plan Awards.”

The award agreement for each of these restricted stock awards provides that the award will be forfeited if the executive officer’s employment with Bristol West terminates before the vesting date, except for death or disability. Each award agreement also provides that the vesting conditions for the award will be accelerated in full for death or disability and for certain mergers, sales or other business combinations, including upon the consummation of the Pending Farmers Merger. Pursuant to each award agreement, the named executive officer has sole voting power with respect to the shares of restricted stock, but does not have investment power or the right to receive quarterly dividends with respect to the shares. We will pay restricted stock accumulated dividends to the named executive officers holding restricted stock only after the shares of restricted stock vest pursuant to the terms of the award agreement. We pay these restricted stock accumulated dividends at the same rate as for all other shares of our Common Stock.

Option Awards

Under applicable SEC rules, the “Option Awards” column in the “2006 Summary Compensation Table” above reflects all compensation expense recognized during 2006 pursuant to FAS 123(R) with respect to option awards. The “Option Awards” column in the “2006 Summary Compensation Table” reflects the compensation expense that we recognized during 2006, without any reduction for risk of forfeiture, with respect to outstanding, unvested option awards that the Compensation Committee granted on April 5, 2004 to each named executive officer under the 2004 Stock Incentive Plan. We amortize this compensation expense over the vesting period. This compensation expense equals the number of option shares awarded multiplied by the FAS 123(R) grant date fair value (computed  utilizing the same calculations and assumptions applied by Bristol West for financial statement reporting purposes as reflected in “Note 10 - Stock Ownership - Recent Accounting Pronouncements” to the Consolidated Financial Statements appearing in the Original Report) and divided by the portion of the two-year vesting period that occurred during 2006. We used the Black-Scholes option-pricing model to estimate the grant date fair value of these awards. The FAS 123(R) grant date fair value for each award reflected in the “Stock Awards” column in the “2006 Summary Compensation Table” above is listed in the table below in this section. The amounts in the “Option Awards” column reflect the compensation expense that we recognized during 2006 with respect to option awards and do not correspond to the actual value that the named executive officer will recognize with respect to such awards.

The following table reflects the option awards with respect to which we recognized compensation expense during 2006 in accordance with FAS 123(R):

Name	Shares	FAS 123(R) Grant Date Fair Value	Option Exercise Price (A)	Grant Date	Vesting Date	2006 Expense
	(#)	($)	($)			($)
Jeffrey J. Dailey	3,706	18,419	20.91	4/5/2004	4/5/2006	2,303
Robert D. Sadler	897	4,458	20.91	4/5/2004	4/5/2006	557
Craig E. Eisenacher	—	—	—	—	—	—
James R. Fisher	—	—	—	—	—	—
Simon J. Noonan	1,793	8,911	20.91	4/5/2004	4/5/2006	1,114
James J. Sclafani, Jr.	1,255	6,237	20.91	4/5/2004	4/5/2006	780

(A)	Based on the last reported closing price per share of our Common Stock on the grant date, as reported on the NYSE.

Non-Equity Incentive Plan Awards

Under applicable SEC rules, the “Non-Equity Incentive Plan Compensation” column in the “2006 Summary Compensation Table” above reflects all bonus compensation intended to serve as incentive for performance to occur over a specified period (including periods less than one year) that does not fall within the scope of FAS 123(R) and with respect to which the outcome of the relevant performance target is substantially uncertain both at the time that performance target is established and at the time the target is communicated to the executives. The “Non-Equity Incentive Plan Compensation” column reflects the cash portion of the 2006 EIP awards. In accordance with the EIP, the Compensation Committee established the criteria for the 2006 EIP awards on February 21, 2006 with respect to executive officer performance in 2006. At that time, the committee determined that 75% of the 2006 EIP awards would be paid in cash. The 2006 objective performance goal for the 2006 EIP awards was based on Bristol West’s 2006 Adjusted Pre-Tax Underwriting Income measured against pre-tax underwriting income as set forth in Bristol West’s 2006 business plan. The “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” columns in the “Grants of Plan Based Awards” table reflect the threshold (or minimum) amounts payable in cash (50% of EIP individual bonus target), target amounts payable in cash (100% of EIP individual bonus target), and maximum amounts payable in cash (150% of EIP individual bonus target) with respect to each named executive officer’s 2006 EIP award in accordance with the award criteria that the Compensation Committee established on February 21, 2006. The 2006 EIP awards, including the criteria for the 2006 EIP awards, such as individual bonus targets, incentive target schedule (including the threshold, target and minimum amounts), the definition of Adjusted Pre-Tax Underwriting Income, and the actual cash paid to each named executive officer, are described above in this section under the heading “Compensation Discussion and Analysis - Variable Annual Incentive Compensation - 2006 Objective Performance-Based EIP Awards.”

All Other Compensation

The “All Other Compensation” column in the “2006 Summary Compensation Table” reflects perquisites and other personal benefits as well as other compensation for each named executive officer, subject to the following:

•	If the aggregate amount was less than $10,000, all perquisites and other personal benefits are excluded for that named executive officer.

•
If the aggregate amount was $10,000 or more, each such benefit is identified by type in a footnote below the table for that named executive officer and, if the value of the benefit exceeds the greater of $25,000 or 10% of the total amount of the benefit, it is also quantified in a footnote below the table.

•	Each other item of compensation for that named executive officer is identified and quantified in a footnote below the table only if the value of the item exceeded $10,000.

Accordingly, the “All Other Compensation” column reflects the following:

Restricted stock accumulated dividends. Restricted stock accumulated dividends under the 2004 Stock Incentive Plan are not factored into the calculation of the award’s FAS 123(R) grant date fair value that is reflected in the “Stock Awards” column in the “2006 Summary Compensation Table” above, which is described above in this section under the heading “Stock Awards.” Accordingly, in accordance with applicable SEC rules, the “All Other Compensation” column in the “2006 Summary Compensation Table” above and the footnotes below the table reflect the compensation expense we recognized in 2006 with respect to restricted stock accumulated dividends.

401(k) Plan company contributions. After one year of employment, Bristol West will match up to 5% of each participant’s contributions to the
401(k) Plan at the rate of $0.60 on the dollar. These 401(k) Plan matching contributions (which we refer to as “401(k) Plan company contributions”) will vest 20% per year over a five year period provided that the participant is credited with at least 1,000 hours of service (as defined in the 401(k) Plan) for each year. Pursuant to the 401(k) Plan, vesting of 401(k) Plan company contributions is accelerated in full when a participant reaches age 65.

Fleet car compensation. We provide company cars to employees who have a business need for a car, including certain named executive officers. These named executive officers are permitted to use their company cars for personal purposes and we include the value thereof in the 2006 compensation of each such named executive officer. We also pay these named executive officers additional compensation to cover the cost of additional taxes associated with fleet car compensation. See the disclosure above in this section under the heading “Compensation Discussion and Analysis - Compensation Program Objectives - Other Benefits and Perquisites.”

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to outstanding stock option awards and restricted stock awards held by the named executive officers as of December 31, 2006.

	Option Awards (A)				Stock Awards (B)
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (C)
	Exercisable	Unexercisable
	(#)	(#)	($)		(#)	($)
Jeffrey J. Dailey
Options (1)	260,760		3.83	3/31/2011
Options (2)	19,557		3.83	1/1/2012
Options (3)	8,149		7.67	5/1/2013
Options (4)	3,706		20.91	4/5/2014
Restricted Stock (5)					86,119	1,363,264

Robert D. Sadler
Options (1)	71,709		3.83	3/31/2011
Options (2)	6,519		3.83	1/1/2012
Options (3)	2,200		7.67	5/1/2013
Options (4)	897		20.91	4/5/2014
Restricted Stock (6)					27,319	432,460

Craig E. Eisenacher
Options (7)	19,557		15.34	3/8/2007

	Option Awards (A)				Stock Awards (B)
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (C)
	Exercisable	Unexercisable
	(#)	(#)	($)		(#)	($)
James R. Fisher
Options (8)	195,570		3.83	7/9/2013
Options (8)	130,380		3.83	9/1/2015
Options (8)	32,595		3.83	1/1/2016
Options (8)	32,595		3.83	4/1/2016
Options (8)	65,190		3.83	4/1/2016
Options (8)	32,595		3.83	7/1/2016
Options (8)	32,595		3.83	10/1/2016
Options (8)	32,595		3.83	1/1/2017
Options (8)	32,595		3.83	4/1/2017
Options (8)	32,595		3.83	7/1/2017
Options (8)	32,595		3.83	10/1/2017
Options (8)	32,595		3.83	1/1/2018
Options (8)	32,595		3.83	4/1/2018
Options (8)	32,595		3.83	7/1/2018
Options (8)	32,595		3.83	10/1/2018
Options (8)	91,266		3.83	10/1/2018
Restricted Stock (9)					14,749	233,477

Simon J. Noonan
Options (10)	92,570		3.83	4/29/2012
Options (3)	3,260		7.67	5/1/2013
Options (4)	1,793		20.91	4/5/2014
Restricted Stock (11)					53,596	848,425

James J. Sclafani
Options (12)	50,848		3.83	1/1/2013
Options (12)(13)		16,949	3.83	1/1/2013
Options (12)(14)		16,950	3.83	1/1/2013
Options (4)	1,255		20.91	4/5/2014
Restricted Stock (15)					39,342	622,784

(A)	These columns reflect stock options awarded under the 1998 Stock Option Plan for Management and Key Employees (the “1998 Stock Option Plan”) and the 2004 Stock Incentive Plan.
(B)
These columns reflect restricted stock awards under the 2004 Stock Incentive Plan and their market value at December 31, 2006 based on the last reported closing price per share of our Common Stock on the last trading day in 2006, December 29, 2006, as reported on the NYSE, which was $15.83.

(C)
The amounts reflected in this column do not include restricted stock accumulated dividends that, as of December 31, 2006, were payable by Bristol West to each named executive officer upon vesting of the restricted stock in accordance with the terms of the award. See the footnotes below the “Summary Compensation Table” above.

(1)	The options reported in this row vested at a rate of 20% per year on March 31, 2002, March 31, 2003, March 31, 2004, March 31, 2005, and March 31, 2006.
(2)	The options reported in this row vested at a rate of 50% per year on January 1, 2003 and January 1, 2004.
(3)	The options reported in this row vested at a rate of 50% per year on May 1, 2004 and May 1, 2005.
(4)	The options reported in this row vested at a rate of 50% per year on April 5, 2005 and April 5, 2006.
(5)	The market value for the shares reflected in this row does not include $50,651 in restricted stock accumulated dividends. The vesting schedule for Mr. Dailey’s restricted stock is as follows:
•	54,348 shares, in full on May 14, 2009 (5-year cliff vesting)
•	4,204 shares, in full on February 22, 2007 (2-year cliff vesting)
•	8,850 shares, in full on February 22, 2010 (5-year cliff vesting)
•	18,717 shares, in full on February 21, 2011 (5-year cliff vesting)
(6)	The market value for the shares reflected in this row does not include $14,874 in restricted stock accumulated dividends. The vesting schedule for Mr. Sadler’s restricted stock is as follows:
•	13,587 shares, in full on May 14, 2009 (5-year cliff vesting)
•	885 shares, in full on February 22, 2007 (2-year cliff vesting)
•	4,425 shares, in full on February 22, 2010 (5-year cliff vesting)
•	401 shares, in full on February 21, 2008 (2-year cliff vesting)
•	8,021 shares, in full on February 21, 2011 (5-year cliff vesting)

(7)
The options reported in this row vested for Mr. Eisenacher in part on December 8, 2004, and in part on December 8, 2005. Mr. Eisenacher forfeited all of his unvested restricted stock and unvested options for 29,336 shares of Common Stock because he resigned effective December 8, 2006, to accept a position as Executive Vice President and Chief Financial Officer of Everest Re Group, Ltd.

(8)
For the year ended December 31, 2003, James R. Fisher was not an employee of Bristol West. He served as our Chairman and Chief Executive Officer in 2003 pursuant to an agreement with Fisher Capital Corp., LLC (which we refer to as “Fisher Capital”) to provide to us management, consulting and certain other services, which is also described below under the heading “Item 13. Certain Relationships and Related Transactions, and Director Independence.” For the year ended December 31, 2003, we granted Fisher Capital options to purchase an aggregate of 221,646 shares of Common Stock at an exercise price of $3.83 per option share. These options vested immediately on the grant date. James R. Fisher is the managing member of Fisher Capital and may be deemed to beneficially own these options, as described above under the heading “Item 12. Security Ownership - Security Ownership of Directors and Management.” Mr. Fisher’s ownership interest in these options based on his ownership interest in Fisher Capital is approximately 86.5%.

(9)	The market value for the shares reflected in this row does not include $8,112 in restricted stock accumulated dividends. The vesting schedule for Mr. Fisher’s restricted stock is as follows:
•	14,749 shares, in full on February 22, 2007 (2-year cliff vesting)
(10)	The options reported in this row vested for Mr. Noonan at a rate of 50% per year on April 29, 2003 and April 29, 2004.
(11)	The market value for the shares reflected in this row does not include $28,774 in restricted stock accumulated dividends. The vesting schedule for Mr. Noonan’s restricted stock is as follows:
•	27,174 shares, in full on May 14, 2009 (5-year cliff vesting)
•	2,139 shares, in full on February 22, 2007 (2-year cliff vesting)
•	5,900 shares, in full on February 22, 2010 (5-year cliff vesting)
•	1,003 shares, in full on February 21, 2008 (2-year cliff vesting)
•	17,380 shares, in full on February 21, 2011 (5-year cliff vesting)
(12)	The options reported in these rows vest for Mr. Sclafani at a rate of 20% per year on January 1, 2004, January 1, 2005, January 1, 2006, January 1, 2007, and January 1, 2008.
(13)	The options reported in this row vested for Mr. Sclafani on January 1, 2007.
(14)	The options reported in this row are scheduled to vest for Mr. Sclafani on January 1, 2008.
(15)	The market value for the shares reflected in this row does not include $20,651 in restricted stock accumulated dividends. The vesting schedule for Mr. Sclafani’s restricted stock is as follows:
•	18,098 shares, in full on May 14, 2009 (5-year cliff vesting)
•	1,106 shares, in full on February 22, 2007 (2-year cliff vesting)
•	5,900 shares, in full on February 22, 2010 (5-year cliff vesting)
•	869 shares, in full on February 21, 2008 (2-year cliff vesting)
•	13,369 shares, in full on February 21, 2011 (5-year cliff vesting)

Potential Payments Upon Termination of Employment or Change in Control

Severance Arrangements

We entered into an employment agreement with James R. Fisher dated as of May 25, 2006.  Under the employment agreement, Mr. Fisher serves as Bristol West’s Executive Chairman of the Board for a term expiring on June 30, 2007. For a description of the provisions of this agreement relating to James R. Fisher’s employment, see the disclosure above in this section under the heading “Narrative Disclosure to 2006 Summary Compensation Table and 2006 Grants of Plan Based Awards Table - Salary - Employment Agreements.” See also, Exhibit 10.6 in the Exhibit Index to this Amended Report.  This employment agreement provides that the term will be automatically extended for additional one-year periods beginning July 1, 2007 after each July 1st thereafter unless terminated by either party pursuant to the agreement. The employment agreement also provides that if Mr. Fisher’s employment is terminated for either of the following reasons, Mr. Fisher will be entitled to receive severance benefits in an amount equal to his base salary then in effect for the remainder of the applicable term of his employment, which will terminate on the following June 30th:

•
If Bristol West terminates Mr. Fisher’s employment without cause (defined therein to mean (1) willful and continued failure to perform his material duties which continues beyond 10 days after a written demand for substantial performance is delivered, (2) willful misconduct involving dishonesty or breach of trust in connection with his employment which results in a demonstrable injury (which is other than de minimis or insignificant), (3) conviction for any felony or misdemeanor involving moral turpitude, or (4) any material breach of the confidentiality and non-disparagement covenants in the agreement, which are described below).

•
If Mr. Fisher terminates his employment for any reason as a result of an Associates Sale (defined therein to mean the sale or other disposition, either in one transaction or in a series of transactions, of all of the shares of Bristol West’s common stock that Bristol West Associates LLC owns, directly or indirectly). The Pending Farmers Merger would qualify as an Associates Sale.

Pursuant to the Farmers Merger Agreement, Bristol West agreed that, if renewed on July 1, 2007, this employment agreement would not include any provision regarding the payment of severance to Mr. Fisher.

Mr. Fisher’s current and prior employment agreements include covenants relating to confidentiality and non-disparagement (both unlimited by term) as well as covenants regarding non-solicitation of employment (12 months), and no competition (12 months). Nevertheless, the employment agreements permit him to provide services to Kohlberg Kravis Roberts & Co. L.P. (which we refer to as “KKR”) and its affiliates and to manage and direct his personal investments without limitation. KKR and its affiliates are not subject to any non-competition agreements with us. In addition, the current and prior employment agreements permit Mr. Fisher to engage in certain investment and advisory activities related to his position with Fisher Capital, for which he is the managing member.

Bristol West is a party to severance arrangements with each of Messrs. Dailey, Sadler, Noonan, and Sclafani. These severance arrangements are included in Employee Stockholder Agreements (which we refer to as the “Employee Stockholder Agreements”). See Exhibits 4.6, 4.9 and 4.10 in the Exhibit Index to this Amended Report.  The severance arrangement for Mr. Sclafani provides that, in the event of a qualified termination of employment, he will receive severance benefits for a period of 36 months following the termination in an amount equal to his annual compensation as such compensation was in effect for the year prior to the year in which the termination occurred. These Employee Stockholder Agreements for each of Messrs. Dailey, Sadler, and Noonan are the same as Mr. Sclafani’s except that the period for which the named executive officer will receive the severance benefits is 12 months following the qualified termination. Further, pursuant to these Employee Stockholder Agreements, severance is subject to covenants relating to confidentiality (unlimited as to term), no competition (12 months) and non-solicitation of employment (12 months).

For purposes of these Employee Stockholder Agreements:

•
a qualified termination of employment means an involuntary termination without cause (defined in the agreement to have the meaning summarized below) or a voluntary termination for good reason (defined therein to mean (1) a reduction in the executive officer’s base salary (other than any general salary reduction affecting at least the majority of Bristol West’s employees), (2) a material and adverse change in the executive officer’s duties and responsibilities or (3) a transfer of the executive officer’s primary workplace by more than 50 miles from the executive officer’s workplace as of the date of the arrangement), and

•
cause means (1) the named executive officer’s willful and continued failure to perform his defined duties which continues after a demand for substantial performance is delivered to him by Bristol West, (ii) willful misconduct by the named executive officer involving dishonesty or breach of trust in connection with his employment, (iii) an indictment of the named executive officer for a felony or misdemeanor involving moral turpitude, or (iv) any material breach by the named executive officer of the covenants in the agreement relating to confidentiality, no competition and non-solicitation of employment or (v) violation of any written Company policy.

Change in Control Arrangements

The award agreement for each restricted stock award granted to the named executive officers provides that the vesting conditions for the award will be accelerated in full for death or permanent disability (defined in the agreement to have the meaning that is summarized below) and upon a change in control (defined in the agreement to have the meaning set forth in the 2004 Stock Incentive Plan, which is summarized below), which would include the consummation of the Pending Farmers Merger. For purposes of these restricted stock agreements:

•
the named executive officer shall be deemed to have a permanent disability if he is unable to engage in the activities required by his job by reason of any medically determined physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months, and

•	a change in control occurs when both of the following are true:

•	any one of the following events has occurred:

•	sale of all or substantially all of the assets of Bristol West to a person or group that is not KKR or an affiliate of KKR (referred to collectively as the “KKR Partnerships”), or

•	a sale by any member of the KKR Partnerships resulting in more than 50% of Bristol West’s voting equity securities being held by a person or group that is not a member of the KKR partnerships, or

•	a merger, consolidation, recapitalization or reorganization of Bristol West with and into another person which is not a member of the KKR Partnerships, and

•	following any such event, both of the following are true:

•
the KKR Partnerships no longer have the ability, without the approval of a person or group or an affiliate of Bristol West that is not a member of the KKR Partnerships, to elect a majority of the Board (or the resulting entity in the transaction), and

•
any person or group who is not a member of the KKR Partnerships is or becomes the beneficial owner, directly or indirectly, in the aggregate, of a greater percentage of Bristol West’s voting equity securities than that held, directly or indirectly, in the aggregate, by the KKR Partnerships.

The award agreement for each option award granted to the named executive officers provides that the vesting conditions for the award will be accelerated in full upon a change of control (defined in the agreement to have the meaning that is summarized below), which would include the consummation of the Pending Farmers Merger. For purposes of these option award agreements, a change of control occurs when both of the following are true:

•	any one of the following events has occurred:

•	sales of all or substantially all of the assets of Bristol West to a person who is not an affiliate of KKR, or

•	a sale by KKR or any of its respective affiliates resulting in more than 50% of the Common Stock being held by a person or group that does not include KKR or any of its affiliates, or

•	a merger or consolidation of Bristol West into another person which is not an affiliate of KKR, and

•	any such event results in the inability of KKR or any of its affiliates to elect a majority of the board of directors of Bristol West (or the resulting entity).

Payments and Other Benefits

The table below reflects the payments that would have been made to, and other benefits that would have been received by, the named executive officers as of December 31, 2006 (which we refer to as the “triggering event date”) pursuant to the agreements described above in this section upon the occurrence of each of the following triggering events: (1) pursuant to the severance arrangements: voluntary termination for good reason (as described above) at any time, involuntary termination not for cause (as described above) at any time, voluntary termination upon an Associates Sale (as described above), which applies exclusively to Mr. Fisher, and (2) pursuant to the applicable option and restricted stock award agreements: a change in control (as described above), death, and permanent disability (as described above).

Mr. Eisenacher is not included in the table below because he was not entitled to receive any such payments or other benefits when he resigned effective December 8, 2006, to accept a position as Executive Vice President and Chief Financial Officer of Everest Re Group, Ltd. and, as a result, would not have been entitled to receive any such payments or other benefits on December 31, 2006.

For purposes of the table below, we assumed the following with respect to each named executive officer:

•	that the triggering event(s) took place on December 31, 2006,

•	that, for purposes of computing severance benefits for each named executive officer, the applicable annual compensation is equal to the sum of the following:

•
the named executive officer’s annual base salary that was in effect on December 31, 2006, which is described above in this section under the heading “Executive Compensation - Compensation Discussion and Analysis - Compensation Elements - Fixed Annual Compensation,” plus

•	total employer contributions payable during the applicable severance period with respect to the named executive officer’s medical and dental benefits applicable in January 2007, and

•
that the Compensation Committee would not waive the requirement that payment of any EIP award and of any MIP award is subject to the condition that the named executive officer be employed by Bristol West at time of award payment, which occurred on March 6, 2007.

	Severance Arrangements			Equity-Based Incentive Compensation
Name	Voluntary Termination for Good Reason (A)	Involuntary Termination Not for Cause (A) (B)	Voluntary Termination Upon an Associates Sale (B)	Change in Control (C)	Death (C)	Disability (C)
	($)	($)	($)	($)	($)	($)
Jeffrey J. Dailey
Base Salary	525,000	525,000	—	—	—	—
EIP Plan (1)	—	—	—	—	—	—
MIP Plan (1)	—	—	—	—	—	—
Unvested Stock Options (2)(3)	—	—	—	—	—	—
Unvested Restricted Stock (2)(4)	—	—	—	1,413,915	1,413,915	1,413,915
Health Care	7,415	7,415	—	—	—	—
TOTAL	532,415	532,415	—	1,413,915	1,413,915	1,413,915

Robert D. Sadler
Base Salary	275,000	275,000	—	—	—	—
EIP Plan (1)	—	—	—	—	—	—
MIP Plan (1)	—	—	—	—	—	—
Unvested Stock Options (2)(3)	—	—	—	—	—	—
Unvested Restricted Stock (2)(4)	—	—	—	447,334	447,334	447,334
Health Care	10,193	10,193	—	—	—	—
TOTAL	285,193	285,193	—	447,334	447,334	447,334

James R. Fisher
Base Salary	—	173,562	173,562	—	—	—
EIP Plan (1)	—	—	—	—	—	—
MIP Plan (1)	—	—	—	—	—	—
Unvested Stock Options (2)(3)	—	—	—	—	—	—
Unvested Restricted Stock (2)(4)	—	—	—	241,589	241,589	241,589
Health Care	—	—	—	—	—	—
TOTAL	—	173,562	173,562	241,589	241,589	241,589

	Severance Arrangements			Equity-Based Incentive Compensation
Name	Voluntary Termination for Good Reason (A)	Involuntary Termination Not for Cause (A) (B)	Voluntary Termination Upon an Associates Sale (B)	Change in Control (C)	Death (C)	Disability (C)
	($)	($)	($)	($)	($)	($)
Simon J. Noonan
Base Salary	350,000	350,000	—	—	—	—
EIP Plan (1)	—	—	—	—	—	—
MIP Plan (1)	—	—	—	—	—	—
Unvested Stock Options (2)(3)	—	—	—	—	—	—
Unvested Restricted Stock (2)(4)	—	—	—	877,199	877,199	877,199
Health Care	9,672	9,672	—	—	—	—
TOTAL	359,672	359,672	—	877,199	877,199	877,199

James J. Sclafani
Base Salary	900,000	900,000	—	—	—	—
EIP Plan (1)	—	—	—	—	—	—
MIP Plan (1)	—	—	—	—	—	—
Unvested Stock Options (2)(3)	—	—	—	406,788	—	—
Unvested Restricted Stock (2)(4)	—	—	—	643,435	643,435	643,435
Health Care	29,192	29,192	—	—	—	—
TOTAL	929,192	929,192	—	1,050,223	643,435	643,435

(A)
The amounts in this column with respect to each of the named executive officers other than Mr. Fisher reflect severance benefits payable pursuant to the Employee Stockholder Agreement to which he is a party, as described above.

(B)	The amounts in this column with respect to Mr. Fisher reflect amounts payable pursuant to his employment agreement, as described above.
(C)
The amounts in this column reflect the value (as described in footnotes (3) and (4) below) of the Common Stock underlying a previously unvested stock option award or of a previously unvested restricted Common Stock award, in each case the vesting of which is accelerated upon the occurrence of the applicable triggering event.

(1)
An EIP participant must be on the payroll on the date an EIP award is to be paid and an MIP participant must be on the payroll on the date an MIP award is to be paid, in each case unless otherwise determined by the Compensation Committee in its sole discretion in the event of retirement, death, disability or other circumstances.

(2)
For purposes of determining the amount reflected in this row, the price of the Common Stock underlying the applicable stock option award or of the applicable restricted Common Stock award, as appropriate, is the price on the triggering event date, based on the last reported closing price per share of $15.83, as reported on the NYSE, on December 29, 2006, the last trading day of 2006 (which we refer to as the “triggering event Common Stock value”).

(3)
The amounts in this row reflect for each previously unvested stock option award an amount equal to the number of shares of Common Stock underlying the stock option multiplied by an amount equal to the difference between the triggering event Common Stock value and the exercise price per share of the applicable stock option.

(4)
The amounts in this row include for each previously unvested restricted stock award an amount equal to the number of shares of restricted Common Stock multiplied by the triggering event Common Stock value. The amounts in this row also include the restricted stock accumulated dividends that are payable by Bristol West to the named executive officer upon vesting of the restricted stock in accordance with the terms of the award. The aggregate amount of these restricted stock accumulated dividends for each executive officer is reflected above in this section in footnote (C) to the “Outstanding Equity Awards at Fiscal Year-End” table.

DIRECTOR COMPENSATION

The table below reflects compensation that our directors in 2006 earned for services performed during 2006. The information set forth in this table is described in more detail below in this section under the heading “Narrative Disclosure to 2006 Director Compensation Table.”

2006 Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation		Total
	($)	($)	($)		($)
R. Cary Blair	47,500	24,493	773	(1)	72,766
Jeffrey J. Dailey (2)	NA	NA	NA		NA
Richard T. Delaney	47,500	24,493	773	(1)	72,766
Allan W. Ditchfield	5,870	1,622	—		7,492
Todd A. Fisher	—	—	41,258	(3)	41,258
James R. Fisher (2)	NA	NA	NA		NA
Perry Golkin	—	—	41,258	(3)	41,258
Mary R. Hennessy	—	24,493	49,766	(1) (4)	74,259
Eileen Hilton	40,000	24,493	773	(1)	65,266
James N. Meehan	27,500	24,493	28,616	(1) (5)	80,609
Arthur J. Rothkopf	23,750	24,493	25,176	(1) (6)	73,419
Former directors:
Inder-Jeet S. Gujral (7)(8)	—	7,343	16,700	(9)	24,043
Scott C. Nuttall (7)	—	—	16,548	(3)	16,548

(1)	This amount includes restricted stock accumulated dividends of $773.
(2)	Bristol West’s employee directors receive no separate compensation for serving on our Board. See the disclosure above in this section under the heading “Executive Compensation.”
(3)	This amount for reflects compensation expense recognized during 2006 with respect to Phantom Stock.
(4)	This amount for Ms. Hennessy includes compensation expense recognized during 2006 with respect to Phantom Stock of $48,993.
(5)	This amount for Mr. Meehan includes compensation expense recognized during 2006 with respect to Phantom Stock of $27,843.
(6)	This amount for Mr. Rothkopf includes compensation expense recognized during 2006 with respect to Phantom Stock of $24,403.
(7)	This director retired as of the 2006 Annual Stockholders Meeting on May 19, 2006.
(8)	All unvested restricted stock awards (2,139 shares) held by this director expired as of May 19, 2006, the date he retired.
(9)	This amount for Mr. Gujral includes compensation expense recognized during 2006 with respect to Phantom Stock of $16,548 and restricted stock accumulated dividends of $152.

Narrative Disclosure to 2006 Director Compensation Table

Fees Earned or Paid in Cash

Pursuant to the schedule for non-employee director compensation approved by the Compensation Committee and the Board, the non-employee directors named in the table above were entitled to receive the following directors’ fees in 2006:

•	Each non-employee director was entitled to receive annual directors’ fees of $40,000.

•	Upon his election in November 2006, the Compensation Committee determined that Mr. Ditchfield would receive for the fourth quarter of 2006 the same director fees on a pro-rata basis.

•	Mr. Meehan was entitled to receive an additional annual fee of $15,000 as Chairman of the Audit Committee.

•	Each of Mr. Delaney and Ms. Hennessy was entitled to receive an additional annual fee of $7,500 as members of the Audit Committee.

•	Mr. Blair was entitled to receive an additional annual fee of $7,500 as Chairman of the Compensation Committee.

•	Mr. Rothkopf was entitled to receive an additional annual fee of $7,500 as Chairman of the Corporate Governance and Nominating Committee.

We do not pay our directors meeting fees.

Each non-employee director was entitled to receive directors’ fees in cash in four installments at the end of each quarter of service unless he or she elected to receive all or a portion of such fees as Common Stock issued under to the Non-Employee Directors’ Plan and the 2004 Stock Incentive Plan. No director made such an election with respect to 2006 directors’ fees. Each non-employee director also was entitled to defer receipt of all or a portion of these directors’ fees in the form of hypothetical shares of Common Stock (which we refer to as “Phantom Stock”). Several of our directors made an election to defer receipt of all or a portion of his or her 2006 directors’ fees, as indicated below in this section under the heading “Narrative Disclosure to 2006 Director Compensation Table - All Other Compensation - Phantom Stock.”

Stock Awards

Restricted Stock Awards. From time to time, the Compensation Committee has granted restricted stock awards under the 2004 Stock Incentive Plan for the purpose of retaining directors, providing them direct ownership in our Common Stock with a view toward preserving stockholder value and encouraging decisions related to increased stockholder value in the future. These restricted stock awards typically cliff vest two years after the grant date.

Under applicable SEC rules, the “Stock Awards” column in the table above reflects all compensation expense recognized during 2006 pursuant to FAS 123(R) with respect to stock-based awards other than options. The “Stock Awards” column of the “2006 Director Compensation Table” reflects the compensation expense that we recognized during 2006, without any reduction for risk of forfeiture, with respect to outstanding, unvested restricted stock awards that the Compensation Committee granted to the named non-employee directors during 2006 and 2004 under the 2004 Stock Incentive Plan. We amortize compensation expense over the vesting period. This compensation expense equals the number of shares of restricted stock multiplied by the FAS 123(R) grant date fair value (computed utilizing the same calculations and assumptions applied by Bristol West for financial statement reporting purposes as reflected in “Note 10 - Stock Ownership - Recent Accounting Pronouncements” to the Consolidated Financial Statements appearing in the Original Report) and divided by the portion of the two-year vesting period that occurred during 2006. To determine the FAS 123(R) grant date fair value, we used the last reported closing market price per share of our Common Stock on the grant date, as reported on the NYSE ($18.40 on May 14, 2004; $18.70 on February 21, 2006). The FAS 123(R) grant date fair value for each such award included in the total reflected for each director in the “Stock Awards” column in the “2006 Directors Compensation Table” is listed separately in the table below in this section. The amounts in the “Stock Awards” column reflect the compensation expense that we recognized during 2006 with respect to restricted stock awards and do not correspond to the actual value that the director will recognize with respect to such awards.

Restricted stock accumulated dividends, which accumulate in cash until the shares vest, are not factored into the calculation of the restricted stock award’s FAS 123(R) grant date fair value. Accordingly, in accordance with applicable SEC rules, these restricted stock accumulated dividends are not reflected in the “Stock Awards” column of the “2006 Directors Compensation Table.” These restricted stock accumulated dividends are reflected in the “All Other Compensation” column, which is described below in this section under the heading “All Other Compensation - Restricted Stock Accumulated Dividends.”

The following table reflects each of the restricted stock awards held by the non-employee directors with respect to which we recognized compensation expense during 2006 in accordance with FAS 123(R):

Name	Restricted Shares	FAS 123(R) Grant Date Fair Value	Grant Date Closing Price (A)	Grant Date	Vesting Date	2006 Expense
	(#)	($)	($)			($)
R. Cary Blair
	2,139	39,999	18.70	2/21/2006	2/21/2008	17,150
	2,174	40,002	18.40	5/14/2004	5/14/2006	7,343

Richard T. Delaney
	2,139	39,999	18.70	2/21/2006	2/21/2008	17,150
	2,174	40,002	18.40	5/14/2004	5/14/2006	7,343

Allan W. Ditchfield
	1,741	25,749	14.79	11/15/2006	2/21/2008	1,623

Mary R. Hennessy
	2,139	39,999	18.70	2/21/2006	2/21/2008	17,150
	2,174	40,002	18.40	5/14/2004	5/14/2006	7,343

Eileen Hilton
	2,139	39,999	18.70	2/21/2006	2/21/2008	17,150
	2,174	40,002	18.40	5/14/2004	5/14/2006	7,343

James N. Meehan
	2,139	39,999	18.70	2/21/2006	2/21/2008	17,150
	2,174	40,002	18.40	5/14/2004	5/14/2006	7,343

Arthur J. Rothkopf
	2,139	39,999	18.70	2/21/2006	2/21/2008	17,150
	2,174	40,002	18.40	5/14/2004	5/14/2006	7,343

(A)	Based on the last reported closing price per share of our Common Stock on the grant date, as reported on the NYSE.

The Compensation Committee made its determinations regarding awards to our directors under the 2004 Stock Incentive Plan for 2006 during the committee’s first meeting of 2006. The date for that meeting was set during 2005. On February 21, 2006, the Compensation Committee made restricted stock awards to the following directors in the amount of $40,000 pursuant to the 2004 Stock Incentive Plan: R. Cary Blair, Richard T. Delaney, Inder-Jeet S. Gujral, Mary R. Hennessy, Eileen Hilton, James N. Meehan and Arthur J. Rothkopf. At that time, these individuals were all of the non-employee directors who were not affiliated with KKR. At the same meeting, the Compensation Committee determined that it would make such restricted stock awards to non-employee directors who are not affiliated with KKR every other year on a regular basis. On November 15, 2006, in connection with his election as a director, the Compensation Committee made a similar pro-rata restricted stock award to Mr. Ditchfield in the amount of $25,753 pursuant to the 2004 Stock Incentive Plan.

The table below sets forth, as of December 31, 2006, the outstanding, unvested restricted stock issued to each non-employee director:

Unvested Restricted Stock
(#)
R. Cary Blair	2,139
Richard T. Delaney	2,139
Allan W. Ditchfield	1,741
Todd A. Fisher	—
Perry Golkin	—
Mary R. Hennessy	2,139
Eileen Hilton	2,139
James N. Meehan	2,139
Arthur J. Rothkopf	2,139
TOTAL	14,575

The award agreement for each of these restricted stock awards provides that the award will be forfeited if the director’s service with Bristol West terminates before February 21, 2008, the vesting date, except for death or disability. As indicated in the footnotes to the “2006 Director Compensation Table” above, Mr. Gujral forfeited his award upon his retirement from the Board effective May 19, 2006. Each award agreement also provides that the vesting conditions for the award will be accelerated in full for death or disability and for certain mergers, sales or other business combinations, including the Pending Farmers Merger. Pursuant to each award agreement, the named director has sole voting power with respect to shares of restricted stock, but does not have investment power or the right to receive restricted stock accumulated dividends with respect to the shares. We will pay restricted stock accumulated dividends to each such non-employee director only after the shares of restricted stock are vested pursuant to the terms of the award agreement. We pay these restricted stock accumulated dividends at the same rate as for all other Common Stock. The “All Other Compensation” column in the table above reflects restricted stock accumulated dividends.

All Other Compensation

The “All Other Compensation” column in the “2006 Director Compensation Table” reflects other compensation for each director (there were no perquisites or other personal benefits), each of which is identified and quantified in a footnote below the table only if the value of the item exceeded $10,000. Accordingly, the “All Other Compensation” column reflects the following:

Phantom Stock. Each non-employee director also was entitled to defer receipt of all or a portion of these directors’ fees in the form of Phantom Stock. During 2006, Messrs. Todd Fisher, Golkin, Gujral and Nuttall and Ms. Hennessy elected to defer 100% of their respective 2006 director fees. During 2006, Messrs. Meehan and Rothkopf elected to defer 50% of their respective 2006 director fees.

Phantom Stock is not actual Common Stock. Each share of Phantom Stock in a non-employee director’s deferred compensation account represents a promise by Bristol West to pay an amount equal to the value of a share of Common Stock at the end of the deferral period. No such director has voting or investment power with respect to Phantom Stock in his or her deferred compensation account.

Under the Non-Employee Directors’ Plan, to reflect the payment of deferred directors’ fees, after the end of each quarter, on the tenth day after Bristol West announces quarterly results, Bristol West records in the appropriate deferred compensation accounts a number of shares of Phantom Stock calculated by dividing the appropriate deferred directors’ fees by the average closing price per share of our Common Stock over the quarter, as reported on the NYSE. Under the Non-Employee Directors’ Plan, non-employee directors receive quarterly dividend-equivalent payments on Phantom Stock during the deferral period at the same rate as the dividends that we pay with respect to our Common Stock. These dividends are reinvested in additional Phantom Stock. On each Common Stock dividend payment date, Bristol West records in the appropriate deferred compensation accounts a number of shares of Phantom Stock equal to (1) the product of (a) the per share Common Stock dividend amount and (b) the number of shares of Phantom Stock in each non-employee director’s deferred compensation account, divided by (2) the last reported closing price per share of our Common Stock, as reported on the NYSE on the Common Stock dividend payment date. Phantom Stock is accounted for in each non-employee director’s deferred compensation account rounded to two decimal points.

The table below sets forth, as of December 31, 2006, the undistributed Phantom Stock in each non-employee director’s deferred compensation account under the Non-Employee Directors’ Plan:

Undistributed Phantom Stock
(#)
R. Cary Blair	—
Richard T. Delaney	—
Allan W. Ditchfield	—
Todd A. Fisher	5,291.66
Perry Golkin	5,291.66
Mary R. Hennessy	6,283.82
Eileen Hilton	—
James N. Meehan	1,245.57
Arthur J. Rothkopf	2,815.68
Former directors:
Inder-Jeet S. Gujral (1)	4,342.91
Scott C. Nuttall (1)	4,342.91
TOTAL	29,614.21

(1)
This director retired as of the 2006 Annual Stockholders Meeting on May 19, 2006. In accordance with the Non-Employee Directors’ Plan, Bristol West issued to him 4,343 shares of Common Stock in January 2007, after the end of the 2006 deferral period, representing the distribution of all Phantom Stock in his deferred compensation account.

The “All Other Compensation” column in the “2006 Director Compensation Table” reflects the compensation expense that we recognized during 2006 with respect to all Phantom Stock recorded in each director’s deferred compensation account during 2006. We do not account for compensation expense recognized with respect to Phantom Stock under FAS 123(R). The compensation expense recognized during 2006 with respect to Phantom Stock for each named executive officer is an amount equal to the dollar amount of the compensation deferred during 2006 in the form of Phantom Stock, plus an amount representing the Common Stock dividends paid during 2006 that is equal to the number of shares of Phantom Stock in the director’s deferred compensation account on each of the four dividend payment dates multiplied by the per share amount of each such dividend.

Under the Non-Employee Directors’ Plan, at the end of the deferral period for each non-employee director, determined pursuant to the plan and each such director’s election, Bristol West issues to the non-employee director under the 2004 Stock Incentive Plan shares of Common Stock equal to the number of shares of Phantom Stock in the director’s deferred compensation account rounded to the nearest whole number. See also the disclosure below in this section under the heading “Compensation Arrangements Triggered Upon Changes in Control.”

Restricted Stock Accumulated Dividends. Restricted stock accumulated dividends under the 2004 Stock Incentive Plan are not factored into the calculation of the restricted stock award’s FAS 123(R) grant date fair value that is reflected in the “Stock Awards” column in the “2006 Directors Compensation Table” above, as described above in this section under the heading “Stock Awards.” Accordingly, in accordance with applicable SEC rules, the “All Other Compensation” column in the “2006 Director Compensation Table” above and footnotes (1) and (9) below the table also reflect the compensation expense we recognized in 2006 with respect to such restricted stock accumulated dividends.

Expense Reimbursement Policy

Directors are also reimbursed for their reasonable out-of-pocket expenses in attending meetings.

2007 Directors’ Fees

Bristol West’s non-employee directors will be entitled to receive the following fees during 2007 in four installments at the end of each quarter of service (subject to change from time to time as determined by the Compensation Committee and the Board):

•	Annual Cash Retainer: The non-employee directors will be entitled to each receive annual directors’ fees of $40,000.

•	Audit Committee Retainers:

•	Committee Chair Retainer: The Chairperson of the Audit Committee will be entitled to receive an additional annual fee of $15,000.

•	Committee Member Retainer: The other members of the Audit Committee will each be entitled to receive an additional annual fee of $7,500.

•	Compensation Committee Chair Retainer: The Chairperson of the Compensation Committee will be entitled to receive an additional annual fee of $7,500.

•	Corporate Governance and Nominating Committee Chair Retainer: The Chairperson of the Corporate Governance and Nominating Committee will be entitled to receive an additional annual fee of $7,500.

•
Form of Payment: The payment alternatives available to non-employee directors is explained above in this section under the heading “Narrative Disclosure to 2006 Director Compensation Table - Stock Awards - Phantom Stock.”

Potential Payments Upon Change in Control

The award agreement for each restricted stock award granted to the non-employee directors provides that the vesting conditions for the award will be accelerated in full for death or disability (defined in the agreement to have the meaning that is summarized below) and upon as change of control (defined in the agreement to have the meaning set forth in the 2004 Stock Incentive Plan, which is summarized above under the heading “Executive Compensation - Potential Payments Upon Termination of Employment or Change in Control - Change in Control Arrangements”), which would include the consummation of the Pending Farmers Merger. For purposes of these restricted stock agreements disability is defined as it is defined in Bristol West’s long-term disability plan as in effect from time to time, or if there is no such plan or if not defined therein, the non-employee director’s becoming unable to engage in the activities required by non-employee director’s position as a director by reason of any medically determined physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than six months.

The Non-Employee Directors’ Plan provides that the shares of Phantom Stock will be distributed as Common Stock upon as change in control (defined in the agreement to have the same meaning as the definition of change in control set forth in the 2004 Stock Incentive Plan, which is summarized above under the heading “Executive Compensation - Potential Payments Upon Termination of Employment or Change in Control - Change in Control Arrangements”), which would include the consummation of the Pending Farmers Merger.

The table below reflects the payments that would have been made to, and other benefits that would have been received by, the non-employee directors as of December 31, 2006 pursuant to the Non-Employee Directors’ Plan and the restricted stock award agreements described above in this section upon the occurrence of the following triggering events: a change in control (as described above), death, and permanent disability (as described above). For purposes of the table below, we assumed with respect to each non-employee director that the triggering event(s) took place on December 31, 2006,

	Restricted Stock		Phantom Stock
	Unvested Shares	Resulting Consideration (A)	Undistributed Shares	Resulting Consideration (B)	Total Consideration
	(#)	($)	(#)	($)	($)
R. Cary Blair	2,139	34,481	—	—	34,481
Richard T. Delaney	2,139	34,481	—	—	34,481
Allan W. Ditchfield	1,741	27,560	—	—	27,560
Todd A. Fisher	—	—	5,962	94,378	94,378
Perry Golkin	—	—	5,962	94,378	94,378
Mary R. Hennessy	2,139	34,481	7,080	112,076	146,557
Eileen Hilton	2,139	34,481	—	—	34,481
James N. Meehan	2,139	34,481	1,707	27,022	61,503
Arthur J. Rothkopf	2,139	34,481	3,214	50,878	85,359

(A)
The amounts in this column reflect the value on December 31, 2006 of the previously unvested restricted stock award, which is an amount equal to the number of shares of restricted Common Stock multiplied by the value of Common Stock on December 31, 2006, based on last reported closing price per share of $15.83, as reported on the NYSE on December 29, 2006, the last trading day of 2006. The amounts in this row also include restricted stock accumulated dividends, which are payable by Bristol West to the named executive officer upon vesting of the restricted stock in accordance with the terms of the award.

(B)
The amounts in this column reflect the value on December 31, 2006 of the previously unvested restricted stock award, which is an amount equal to the number of shares of previously undistributed Phantom Stock multiplied by the value of Common Stock on December 31, 2006, based on last reported closing price per share of $15.83, as reported on the NYSE on December 29, 2006, the last trading day of 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF 5% HOLDERS

The table below shows, as of March 31, 2007, with respect to each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock, how many shares of Bristol West common stock such person beneficially owned:

Name and Address	Number of Shares		Percentage of Shares (A)

Bristol West Associates LLC (1) c/o Kohlberg Kravis Roberts & Co 9 West 57th St New York, NY 10019	12,434,318	(2)	42.1%
Stadium Capital Management LLC (3) 19785 Village Office Court, Suite 101 Bend, OR 97702	3,945,800		13.4%
T. Rowe Price Associates Inc. (4) 100 E. Pratt Street Baltimore, MD 21202	2,568,350		8.7%

(A)	The amounts in this column are based on an aggregate of 29,543,076 shares of Common Stock issued and outstanding as of March 31, 2007.
(1)
According to a Schedule 13G filed with the SEC on February 15, 2005, KKR 1996 GP, L.L.C. (which we refer to as “KKR 1996 GP”) is the general partner of KKR Associates 1996 L.P. (which we refer to as “KKR Associates 1996”), which is the general partner of KKR 1996 Fund L.P. (which we refer to as “KKR 1996 Fund”), which is the managing member of Bristol West Associates LLC (which we refer to as “BW Associates”). Further, according to this Schedule 13G, Messrs. Henry R. Kravis, George R. Roberts, Paul E. Raether, Michael W. Michelson, James H. Greene, Jr., Edward A. Gilhuly, Perry Golkin, Scott M. Stuart, Johannes P. Huth, Alex Navab and Todd A. Fisher, as members of KKR 1996 GP, may be deemed to share beneficial ownership of any shares beneficially owned by KKR 1996 GP, but disclaim such beneficial ownership. No amendment has been filed to this Schedule 13G. Accordingly, to our knowledge, as of December 31, 2006, each of BW Associates, KKR 1996 Fund, KKR Associates 1996, and KKR 1996 GP had shared voting and shared dispositive power for 12,257,368 shares of Bristol West common stock (approximately 41.5% of the outstanding Bristol West common stock)(See footnote (A) above). The address of Bristol West Associates LLC and of each individual listed in this footnote is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, New York, 10019.

(2)	This amount includes 176,950 shares of Common Stock owned by Aurora Investments II LLC, an affiliate of Bristol West Associates LLC.
(3)
According to a Schedule 13G filed with the SEC on February 14, 2007, Stadium Capital Management LLC (which we refer to as “SCM”), is an investment adviser whose clients, including Stadium Relative Value Partners, L.P. (which we refer to as “SRV”), have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares reported. Accordingly, as of December 31, 2006, SCM had shared voting and shared dispositive power for all of the shares reported. SCM is the general partner of SRV, which as of December 31, 2006, had shared voting power and shared dispositive power for 2,368,662 of the shares reported (approximately 8.0% of the outstanding Bristol West common stock)(See footnote (A) above). Each of Alexander M. Seaver and Bradley R. Kent is a managing member of SCM and is reported to have had shared voting and shared dispositive power for all of the shares reported as of December 31, 2006.

(4)
According to a Schedule 13G filed with the SEC on February 13, 2007, these securities are owned by various individuals and institutional investors which T. Rowe Price Associates Inc. (which we refer to as “Price Associates”) serves as investment adviser with power to direct investments and/or sole power to vote the securities. As of December 31, 2006, Price Associates had sole voting power for 327,800 of the shares reported (approximately 1.1% of the outstanding Bristol West common stock) (See footnote (A) above) and shared dispositive power for all of the shares reported. For purposes of the reporting requirements of the Exchange Act, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

The table below shows, as of March 31, 2007, how many shares of Common Stock the following beneficially owned: each of Bristol West’s directors, each of the named executive officers who are currently employed by Bristol West, and all of Bristol West’s directors and executive officers as a group:

Name	Number of Shares (A)		Percentage of Shares (B)

James R. Fisher	1,053,485	(1)	3.5%
R. Cary Blair	6,313	(2)	*
Jeffrey J. Dailey	436,457	(3)	1.5%
Richard T. Delaney	12,649	(4)	*
Allan W. Ditchfield	1,741	(5)	*
Todd A. Fisher (6)	12,434,318	(7)(8)	42.1%
Perry Golkin (6)	12,434,318	(7)(9)	42.1%
Mary R. Hennessy	4,313	(10)	*
Eileen Hilton	4,313	(11)	*
James N. Meehan	26,671	(12)	*
Arthur J. Rothkopf	4,313	(13)	*
Robert D. Sadler	122,849	(14)	*
Simon J. Noonan	172,366	(15)	*
James J. Sclafani, Jr.	127,720	(16)	*
All directors and executive officers as a group (24 persons)	15,290,698		48.6%

*	Less than 1%.

(A)
Beneficial ownership is determined in accordance with the SEC’s rules. The shares reported in this column include restricted stock awards that the Compensation Committee granted under the 2004 Stock Incentive Plan to our executive officers that had not vested as of March 31, 2007. Each such person has sole voting power with respect to such restricted stock, but does not have investment power with respect to the shares. The following shares of our Common Stock also would be deemed to be beneficially owned by each person in accordance with the SEC’s rules: (1) any shares of Common Stock subject to options held by that person that are currently exercisable, or exercisable within 60 days after March 31, 2007, and (2) any shares of Phantom Stock that are distributable as Common Stock to a director within 60 days after March 31, 2007 at the election of the director.  Accordingly, for each individual, the shares reported in this column include the number of shares of Common Stock issuable upon exercise by that individual of outstanding stock options that are or will become exercisable before May 30, 2007. Further, for all directors and executive officers as a group, the shares reported in this column include the number of such shares of Common Stock issuable upon exercise by all members of the group of outstanding stock options that are or will become exercisable before May 30, 2007. No shares of Phantom Stock are distributable as Common Stock to any director before May 30, 2007, pursuant to the Non-Employee Directors’ Plan at the election of a director.

(B)
The percentages in this column are based on an aggregate of 29,543,076 shares of Common Stock issued and outstanding as of March 31, 2007. In computing percentage ownership of each person, the shares of Common Stock deemed to be beneficially owned by each individual are added to the issued and outstanding shares as of March 31, 2007. These shares, however, are not deemed to be issued and outstanding for the purpose of computing the percentage ownership of each other person. Further, in computing percentage ownership for all directors and executive officers as a group, the shares of Common Stock deemed to be beneficially owned by all members of the group are added to the issued and outstanding shares as of March 31, 2007.

(1)
Mr. Fisher is the managing member of Fisher Capital. As such, Mr. Fisher may be deemed to beneficially own 65,190 shares of Common Stock and 873,546 currently exercisable options to purchase shares of Common Stock at an exercise price of $3.83 that are beneficially owned by Fisher Capital. Mr. Fisher disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein. Mr. Fisher also has an interest in, but does not beneficially own, 26,076 shares of Common Stock as an investor through an affiliate of KKR.

(2)	This amount includes 2,139 shares of restricted stock held by Mr. Blair that vest on February 21, 2008.
(3)
This amount includes options to purchase 292,172 shares that are currently exercisable. This amount also includes the following shares of restricted stock held by Mr. Dailey: 54,348 shares that vest on May 14, 2009 (5-year cliff vesting); 8,850 shares that vest on February 22, 2010 (5-year cliff vesting); 18,717 shares that vest on February 21, 2011 (5-year cliff vesting); and 4,587 shares that vest on March 6, 2009 (2-year cliff vesting).

(4)	This amount includes 5,000 shares held by Mr. Delaney’s spouse. This amount also includes 2,139 shares of restricted stock held by Mr. Delaney that vest on February 21, 2008.
(5)	This amount includes 1,741 shares of restricted stock held by Mr. Ditchfield that vest on February 21, 2008.
(6)	The address of each of Mr. Todd A. Fisher and Mr. Golkin is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, New York, 10019.
(7)
This amount also includes 12,257,368 shares owned by BW Associates and 176,950 shares owned by Aurora Investments II LLC. KKR 1996 GP is the general partner of KKR Associates 1996, which is the general partner of KKR 1996 Fund, which is the managing member of BW Associates. Mr. Todd A. Fisher and Mr. Golkin, as members of KKR 1996 GP, may be deemed to share beneficial ownership of any shares beneficially owned by KKR 1996 GP, but disclaim such beneficial ownership. Each of BW Associates, KKR 1996 Fund, KKR Associates 1996, and KKR 1996 GP had shared voting and shared dispositive power for 12,257,368 shares of Common Stock (see table above in this section under the heading “Security Ownership of 5% Holders”).

(8)	This amount does not include approximately 5,984 shares of Phantom Stock held by Mr. Todd A. Fisher under the Non-Employee Directors’ Plan.
(9)	This amount does not include approximately 5,984 shares of Phantom Stock held by Mr. Golkin under the Non-Employee Directors’ Plan.
(10)
This amount includes 2,139 shares of restricted stock held by Ms. Hennessy that vest on February 21, 2008. This amount does not include approximately 7,106 shares of Phantom Stock held by Ms. Hennessy under the Non-Employee Directors’ Plan.

(11)	This amount includes 2,139 shares of restricted stock held by Dr. Hilton that vest on February 21, 2008.
(12)
This amount includes 2,139 shares of restricted stock held by Mr. Meehan that vest on February 21, 2008. This amount does not include approximately 1,713 shares of Phantom Stock held by Mr. Meehan under the Non-Employee Directors’ Plan.

(13)
This amount includes 2,139 shares of restricted stock held by Mr. Rothkopf that vest on February 21, 2008. This amount does not include approximately 3,226 shares of Phantom Stock held by Mr. Rothkopf under the Non-Employee Directors’ Plan.

(14)
This amount includes options to purchase 81,325 shares that are currently exercisable by Mr. Sadler. This amount also includes the following shares of restricted stock held by Mr. Sadler: 13,587 shares that vest on May 14, 2009 (5-year cliff vesting); 4,425 shares that vest on February 22, 2010 (5-year cliff vesting); 401 shares that vest on February 21, 2008 (2-year cliff vesting); 8,021 shares that vest on February 21, 2011 (5-year cliff vesting); and 1,167 shares that vest on March 6, 2009 (2-year cliff vesting).

(15)
This amount includes options to purchase 97,623 shares that are currently exercisable by Mr. Noonan. This amount also includes the following shares of restricted stock held by Mr. Noonan: 27,174 shares that vest on May 14, 2009 (5-year cliff vesting); 5,900 shares that vest on February 22, 2010 (5-year cliff vesting); 1,003 shares that vest on February 21, 2008 (2-year cliff vesting); 17,380 shares that vest on February 21, 2011 (5-year cliff vesting); and 2,289 shares that vest on March 6, 2009 (2-year cliff vesting).

(16)
This amount includes options to purchase 69,052 shares that are currently exercisable by Mr. Sclafani. This amount also includes the following shares of restricted stock held by Mr. Sclafani: 18,098 shares that vest on May 14, 2009 (5-year cliff vesting); 5,900 shares that vest on February 22, 2010 (5-year cliff vesting); 869 shares that vest on February 21, 2008 (2-year cliff vesting); 13,369 shares that vest on February 21, 2011 (5-year cliff vesting); and 1,477 shares that vest on March 6, 2009 (2-year cliff vesting).

CHANGES IN CONTROL

On March 1, 2007, Bristol West entered into the Farmers Merger Agreement with Farmers. A copy of the Farmers Merger Agreement is attached as Exhibit 2.1 to our Form 8-K that we filed with the SEC on March 7, 2007 and is included as part of our Preliminary Proxy Statement filed with the SEC on April 23, 2007. Under the Farmers Merger Agreement, Merger Sub will be merged with and into Bristol West, with Bristol West being the surviving corporation. Farmers is a Nevada corporation which, along with its subsidiaries, provides insurance management services to members of the Farmers Insurance Exchange, Truck Insurance Exchange and Fire Insurance Exchange (which we refer to as the “Exchanges”), which are among the leading U.S. property and casualty insurers. Merger Sub is a Delaware corporation formed in connection with the execution of the Farmers Merger Agreement. Farmers is currently owned by Zurich Financial Services Group, which, if the Pending Farmers Merger is completed, will indirectly own all of the outstanding capital stock of Bristol West immediately after the Pending Farmers Merger. Immediately prior to the consummation of the Pending Farmers Merger, Farmers will contribute 50% of the issued and outstanding common stock of Merger Sub to each of two of Farmers’ subsidiaries. Farmers and these subsidiaries have agreed that, immediately following the Pending Farmers Merger, the subsidiaries will distribute certain assets and assign certain employees of Bristol West to Farmers and then sell all of the outstanding capital stock of Bristol West to the Exchanges and Mid-Century Insurance Company. Following the sale, Parent will continue to provide insurance management services with respect to Bristol West’s insurance operations.

Concurrently with the execution of the Farmers Merger Agreement, Bristol West, Farmers, Merger Sub as well as Bristol West Associates LLC and Aurora Investments II LLC, each Bristol West stockholders affiliated with KKR (which we refer to collectively as the “KKR Stockholders”), entered into a voting agreement (which we refer to as the “Farmers Voting Agreement”). Pursuant to the Farmers Voting Agreement, and subject to its terms and conditions, each of the KKR Stockholders has agreed, among other things, to vote all of its shares of our Common Stock in favor of the Proposed Farmers Merger, but also retains the right to vote 50% of its shares in favor of an alternative acquisition agreement if the Board changes its recommendation to vote in favor of the Proposed Farmers Merger in accordance with the terms of the Farmers Merger Agreement. A copy of the Farmers Voting Agreement is attached as Exhibit 99.1 to our Form 8-K that we filed with the SEC on March 7, 2007

For more information regarding the Pending Farmers Merger, the Farmers Merger Agreement and the Farmers Voting Agreement, see our Preliminary Proxy Statement filed with the SEC on April 23, 2007.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table below shows information with respect to our equity compensation plans and individual compensation arrangements as of December 31, 2006, and amends the disclosure that is included in the Original Report, under the heading “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans.”

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available For Future Issuance (C)
	(#)	($)	(#)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	3,041,598.21	4.13	2,378,981

(A)
The amounts reflected in this column include undistributed Phantom Stock in our non-employee director’s deferred compensation accounts under our Non-Employee Directors’ Plan, which is accounted for in each such account rounded to two decimal points. Phantom Stock is described in more detail above under the heading “Item 11. Executive Compensation - Director Compensation - Narrative Disclosure to 2006 Director Compensation Table - All Other Compensation - Phantom Stock”). The amounts reflected in this column exclude restricted stock awards issued under the 2004 Stock Incentive Plan that are outstanding but not yet vested.

(B)	Amounts reflected in this column do not take any Phantom Stock into account.
(C)
Amounts reflected in this column exclude securities reflected in the column entitled “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”  The amounts reflected in this column include 2,212,084 shares of Common Stock available for issuance under our 2004 Stock Incentive Plan in the form of (a) restricted stock, (b) options and other derivative securities convertible into Common Stock, and (c) Phantom Stock that is issuable under our Non-Employee Directors’ Plan and the 2004 Stock Incentive Plan.  See Note 10 to the Consolidated Financial Statements included in the Original Report.

(1)
All outstanding options, warrants and other rights were issued as follows and were not subject to stockholder approval because Bristol West was privately held until an initial public offering on February 12, 2004:

•	Options issued under the 1998 Stock Option Plan. See Note 10 to the Consolidated Financial Statements included in the Original Report.
•	Options issued under the 2004 Stock Incentive Plan. See Note 10 to the Consolidated Financial Statements included in the Original Report.
•	Phantom Stock issued under our Non-Employee Directors’ Plan.
•
Options originally issued to Firemark Partners, LLC, on July 23, 2002, to purchase 521,520 shares of Common Stock at an exercise price of $3.83 per share pursuant to a Services Agreement, dated July 24, 2002.  See Notes 8 and 10 to the Consolidated Financial Statements included in the Original Report.

•
Warrants issued to Inter-Ocean Reinsurance (Ireland) Limited, on July 1, 2001, to purchase 782,280 shares of Common Stock at an exercise price of $3.83 per share.  See Note 10 to the Consolidated Financial Statements included in the Original Report.

•
Options issued to Fisher Capital LLC, from July 9, 1998 to October 1, 2003, to purchase 873,546 shares of Common Stock at an exercise price of $3.83 per share.  These options are fully vested.  See Note 8 to the Consolidated Financial Statements included in the Original Report.

•
Options issued to George O’Brien, currently our Senior Vice President-Chief Legal Officer, on April 1, 2003, while he was outside counsel, to purchase 19,557 shares of Common Stock at an exercise price of $3.83 per share.  These options are fully vested.  See Note 10 to the Consolidated Financial Statements included in the Original Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence
ERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Kohlberg Kravis Roberts & Co. L.P.

KKR performs consulting and certain other services for Bristol West pursuant to an agreement to provide management, consulting and certain other services (the “KKR Contract”).  Pursuant to the KKR Contract, Bristol West agreed to pay KKR $500,000 per year, plus reasonable expenses incurred to provide the services.  The KKR Contract continues in effect from year to year unless KKR agrees with Bristol West to amend or terminate the contract.  Partnerships affiliated with KKR owned 42.2% of the Common Stock as of December 31, 2006.  Pursuant to the KKR Contract, we incurred fees of $500,000 related to services provided by KKR during the year ended December 31, 2006.  We also reimbursed KKR for expenses incurred on our behalf in the amount of $6,702 during the year ended December 31, 2006.  We owed KKR fees of $125,000 as of December 31, 2006.

Fisher Capital Corporation, LLC

Fisher Capital performs consulting and certain other services for Bristol West pursuant to an agreement to provide management, consulting and certain other services (which we refer to as the “Fisher Capital Contract”).  Pursuant to the Fisher Capital Contract, we agreed to pay Fisher Capital, during the year ended December 31, 2006, $95,000 per year plus reasonable expenses incurred to provide the services.  James R. Fisher, our Executive Chairman of the Board, is the managing member of Fisher Capital.  Pursuant to the Fisher Capital Contract, we incurred fees of $95,000 related to services provided by Fisher Capital during the year ended December 31, 2006.  We also reimbursed Fisher Capital for expenses incurred on Bristol West’s behalf in the amount of $32,258 during the year ended December 31, 2006.  Mr. Fisher did not receive any portion of the fees paid to Fisher Capital in 2006.  We owed no fees to Fisher Capital as of December 31, 2006.  Bristol West and Fisher Capital agreed to terminate the Fisher Capital Contract effective December 31, 2006.

At December 31, 2006, Fisher Capital held options to purchase 873,546 shares of our Common Stock.  These options have an exercise price of $3.83 per share and will expire beginning on July 9, 2013 through October 1, 2018.  All these options were issued prior to 2004 and are fully vested.   See the “Outstanding Equity Awards at Fiscal Year-End” table above in the section entitled “Item 11.  Executive Compensation.”

Firemark Services Agreement and OneShield

Firemark Partners LLC (which we refer to as “Firemark”) is a service company created by Inder-Jeet Gujral.  Mr. Gujral is one of the founders of OneShield Inc. (which we refer to as “OneShield”), the developer of our OneStep® software.  Mr. Gujral is also Chairman of the Board of Directors of OneShield and a controlling partner of Firemark.  Mr. Gujral was one of our directors from March 24, 2004 through May 19, 2006.  As of December 31, 2006, Mr. Gujral owned 0.15% of OneShield’s shares on a fully diluted basis. Certain members and employees of KKR, Fisher Capital and James R. Fisher, our Executive Chairman of the Board, have interests in OneShield through Aurora Investments LLC.  As of December 31, 2006, the interest of Aurora Investments LLC in OneShield was 7.1% on a fully diluted basis.

Firemark Services Agreement. Bristol West entered into a services agreement with Firemark, dated July 24, 2002, as corrected and amended on November 8, 2005 and amended as of October 1, 2006 (which we refer to as the “Firemark Agreement”).  We paid Firemark and OneShield, collectively, $2,679,670 for services and license fees under the Firemark Agreement in 2006.  This payment includes the prepayment of all remaining license fees under the Firemark Agreement in the amount of $818,091 which constituted prepayment of $900,000 in license fees remaining due under the Firemark Services Agreement, at the present value of the remaining monthly payments discounted by 15% at the time of prepayment.

Firemark Options. Pursuant to the Firemark Agreement, in exchange for providing development and implementation assistance to Bristol West with respect to OneStep, we granted Firemark options to purchase 521,520 shares of our Common Stock at a price of $3.83 per share.  Twenty-five percent of these options vested in the first year of the Firemark Agreement, while vesting of the remaining 75% of these options is based upon delivery of the OneStep system and future specified improvements in our underwriting expense ratio, as measured against the underwriting expense ratio for the four quarters prior to the effective date of the Firemark Agreement.  As of December 31, 2006, these vesting requirements had not been satisfied.

On November 21, 2005, Firemark assigned 78,228 of these options (representing 15% of the total 521,520 option shares) to OneShield, the developer of our OneStep software and owner of 15% of the equity interest of Firemark. On March 24, 2006, Firemark exercised options to purchase 110,823 shares of our Common Stock.  Firemark used 22,662 of the option shares to settle the exercise price of $424,452 for these options.  The number of option shares used to settle the exercise price was calculated using the per share closing market price of our Common Stock on the date of exercise of $18.73, as reported on the NYSE.  As of December 31, 2006, Firemark held options to purchase 332,469 shares of our Common Stock and OneShield held options to purchase 58,671 shares of our Common Stock.

Company Investments in and Loans to OneShield. As consideration for OneShield being chosen as the subcontractor in this services agreement, OneShield granted Bristol West warrants to purchase OneShield common stock equal to 2% of the then fully diluted capital stock of OneShield.  In addition, Bristol West purchased 8.0 million shares of Series D preferred stock of OneShield.  Jeffrey J. Dailey, our President and Chief Executive Officer, became a director of OneShield on November 25, 2003, pursuant to an investor rights agreement entered into in connection with Bristol West’s investment in OneShield.

Effective March 30, 2006, OneShield completed a recapitalization and an equity financing with the consent of its stockholders, including Bristol West.  Pursuant to the recapitalization, Bristol West’s 8.0 million shares of OneShield Series D preferred stock were converted into 1.6 million units consisting of 1.6 million shares of OneShield Series E-2 preferred stock and 1.6 million shares of OneShield Series C-2 common stock.  Bristol West’s warrants to purchase OneShield common stock also were converted into warrants to purchase OneShield Series C-3 common stock.  Pursuant to the recapitalization and the financing, OneShield authorized and issued Series E-1 preferred stock with liquidation preferences equal to three times the investment amount that are senior to the Series E-2 preferred stock.

Bristol West’s total ownership of OneShield stock (including the warrants but excluding debt conversion rights) represented 6.5% of the fully diluted capital stock of OneShield as of December 31, 2006.  As of December 31, 2006, Bristol West owned $2,000,000 of OneShield Series E-2 preferred stock and Series D preferred stock, and had loans receivable, including accrued interest receivable, from OneShield of $312,988.

On February 15, 2007, Bristol West invested $500,000 in exchange for 400,000 units, each consisting of one share of OneShield Series E-1 preferred stock and one share of OneShield Series C-1 common stock, on substantially the same terms as OneShield’s March 30, 2006 equity financing.  The Series E-1 preferred stock has senior liquidation preferences equal to three times the initial investment amount. As of February 28, 2007, Bristol West’s total ownership of OneShield stock (including the warrants but excluding debt conversion rights) represented 7.2% of the fully diluted capital stock of OneShield.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

Pursuant to our written Policies and Procedures for Related Person Transactions, the Audit Committee reviews and analyzes any known or proposed related person transactions (including amendments of previously approved related person transactions) that the Audit Committee has not previously reviewed. The Audit Committee will approve, ratify or reject each such Related Person Transaction. For such purposes, a “transaction” is any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships. For such purposes, a “related person transaction” is a transaction with respect to which Bristol West and any related person are parties or participants (including any transactions reportable pursuant to  the following (which we refer to therein as “Related Person Reporting Rules”):  (1) generally accepted accounting principles in the United States, including Financial Accounting Statement No. 57, “Related Party Disclosures,” (2) the Securities Act and the Exchange Act, and all related rules and regulations promulgated by the SEC, including Item 404 of Regulation S-K, and (3) all other applicable laws, rules and regulations), other than:

•	transactions available to all Bristol West employees generally

•
transactions that are neither material nor otherwise reportable pursuant to the Related Person Reporting Rules because (1) the amount involved, when aggregated with all similar transactions, is neither material nor otherwise in excess of minimum amounts established for reporting purposes, or (2) each Related Person who is a party or participant has no direct or indirect material interest

For such purposes, a “Related Person” is:

•	a Bristol West director or nominee for director

•	a Bristol West executive officer (solely within the meaning of Section 16(a) of the Exchange Act)

•	a person who is an immediate family member (as defined below) of an executive officer or director

•	a Bristol West stockholder owning in excess of 5% of our Common Stock

•	an entity with respect to which any of the foregoing people or entities is the owner, has a controlling interest, or has any other substantial ownership interest

For such purposes, “immediate family member” means, with respect to any Related Person, their spouse, parents (including step-parents), children (including step-children), siblings, mother-in-law, father-in-law, sons-in-law, daughters-in-law, brothers-in-law, sisters-in-law and anyone (other than a tenant or employee) who shares their home.

We have established disclosure controls and procedures to facilitate identification of related persons and related person transactions and communication of this information to our Chief Legal Officer and members of our Legal Department, who are responsible for reviewing and analyzing such information. If the Chief Legal Officer concludes that any transaction is or may be a related person transaction, the Chief Legal Officer notifies our Chief Financial Officer and/or our Chief Executive Officer. After further review and analysis, if the Chief Legal Officer and the Chief Financial Officer and/or the Chief Executive Officer concur with the analysis that the transaction is a related person transaction, the Chief Legal Officer, the Chief Financial Officer and/or the Chief Executive Officer submit the transaction to the Audit Committee for approval, ratification or rejection after further review and analysis.

DIRECTOR INDEPENDENCE

Our Board annually conducts an assessment of the independence of each director using the independence definition and procedures set forth in our Corporate Governance Guidelines, the corporate governance standards of the NYSE, and applicable rules and regulations of the SEC. See the disclosure above under the heading “Item 10. Directors, Executive Officers and Corporate Governance - Corporate Governance - Corporate Governance Documents - Corporate Governance Guidelines.” The Board conducts this assessment not only for purposes of Board membership, but also for purposes of membership on each Board committee on which a director serves.

The Board has adopted categorical standards as part of our Corporate Governance Guidelines to assist it in evaluating the independence of each of its directors (which we refer to as the “Categorical Standards”). See the disclosure below in this section under the heading “Director Independence - Categorical Standards.” The Board adopted the Categorical Standards to assist the Board in determining whether or not certain relationships between our directors and Bristol West (either directly or as a partner, stockholder or officer of an organization that has a relationship with Bristol West) constitute material relationships. The Categorical Standards establish thresholds at which certain relationships are deemed to be not material. With respect to directors who have a business or other relationship that is significant but does not fit within the Categorical Standards, the Board assesses each director’s independence with respect to that relationship by reviewing any potential conflicts of interest and significant outside relationships. In determining any such director’s independence, the Board broadly considers all relevant facts and circumstances, including specific criteria included in the NYSE’s corporate governance standards. For these purposes, the NYSE requires the Board to consider certain relationships that existed during a three-year look-back period. The Board considers the issue not merely from the standpoint of a director, but also from the standpoint of persons or organizations with which the director has an affiliation.

The Board conducted an assessment of the independence of each director at its regularly scheduled meeting on February 20, 2007. Based on this assessment, the Board affirmatively determined that the following current Board members were independent: R. Cary Blair, Richard T. Delaney, Allan W. Ditchfield, Mary R. Hennessy, Eileen Hilton, James N. Meehan and Arthur J. Rothkopf. Except with respect to the relationships described below, the Board affirmatively determined that these Board members were independent because they met the requirements of the Categorical Standards:

General Information: Partnerships affiliated with KKR owned 42.2%, 40.5% and 38.5% of our Common Stock as of December 31, 2006, 2005 and 2004, respectively. For more information regarding our relationships with KKR, see the information above in this section under the heading “Certain Relationships and Related Transactions.” Partnerships affiliated with KKR owned approximately 40.6% of Alea Group Holdings Ltd. at December 31, 2004.

Richard T. Delaney: Mr. Delaney was a director of Alea Group Holdings Ltd. from January 1, 2002 to October 16, 2003, before he joined our Board. After he resigned from Alea Group Holdings Ltd.’s board of directors through the end of 2004, Mr. Delaney continued consulting for Alea Group Holdings Ltd. In 2004, he received consulting fees from Alea Group Holdings Ltd. plus grants for shares of Alea Group Holdings Ltd. stock. In late 2004 and early 2005, Mr. Delaney consulted briefly with KKR in connection with a potential acquisition, but he did not bill KKR for that work. None of Mr. Delaney’s consulting work for Alea Group Holdings Ltd. or KKR involved Bristol West or any of its subsidiaries. The Board did not consider these relationships, individually or in the aggregate, to be material for purposes of determining Mr. Delaney’s independence.

Mary R. Hennessy: In late 2004 and 2005, Ms. Hennessy performed consulting services for KKR in connection with a portfolio investment and a potential acquisition. The total consulting fees that Ms. Hennessy received for this work constituted less than 10% of her 2005 total income. None of Ms. Hennessy’s consulting work for KKR involved Bristol West or any of its subsidiaries. The Board did not consider this consulting relationship to be material for purposes of determining Ms. Hennessy’s independence.

Arthur J. Rothkopf: Mr. Rothkopf is a director of Insurance Services Office (which we refer to as “ISO”). ISO is a vendor that provides services to Bristol West. Bristol West’s payments to ISO in 2006, 2005, and 2004 were $851,113, $1,052,729, and $823,246, respectively. None of these payments exceeded the greater of $1 million or 2% of ISO’s consolidated gross revenues. The Board did not consider this relationship to be material for purposes of determining Mr. Rothkopf’s independence.

Categorical Standards

The Categorical Standards adopted by our Board provide as follows:

The Board and the Corporate Governance and Nominating Committee will broadly consider all relevant facts and circumstances and will apply the following standards.

a.	A director will not be considered independent if,

•	the director is, or has been within the last three years, an employee of the Company, or an immediate family member is or has been within the last three years, an executive officer, of the Company; or

•
the director or an immediate family member of the director, has received, during any twelve-month period within the last three years, more than $100,000 in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided that such compensation is not contingent in any way on continued service with the Company); except that compensation received by an immediate family member of the director for services as an non-executive employee of the Company need not be considered in determining independence under this test; or

•
the director or an immediate family member is a current partner of a firm that is the Company’s internal or external auditor; or the director is a current employee of such a firm; or the director has an immediate family member who is a current employee of such a firm and who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice; or the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on the Company’s audit within that time frame; or the director, or an immediate family member of the director, is or has been within the last three years, employed as an executive officer of another company where any of the Company’s present executives at the same time serves or served on that company’s compensation committee; or

•
the director, or an immediate family member of the director, is or has been within the last three years, employed as an executive officer of another company where any of the Company’s present executives at the same time serves or served on that company’s compensation committee; or

•
the director is a current employee, or an immediate family member is a current executive officer, of a company (other than a charitable organization) that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million or 2% of such other company’s consolidated gross revenues; provided, however, that in applying this test, both the payments and the consolidated gross revenues to be measured will be those reported in the last completed fiscal year; and provided, further, that this test applies solely to the financial relationship between the Company and the director’s (or immediate family member’s) current employer - the former employment of the director or immediate family member need not be considered.

b.	A director will only be appointed as a member of the Board Audit Committee if he or she also satisfies the independence criteria laid down in SEC Rule 10A-3.

c.	The following relationships will not be considered to be material relationships that would impair a director’s independence:

•	Commercial Relationship: If a director of the Company is an executive officer or an employee, or whose immediate family member is an executive officer, of another company that makes payments to, or receives payments from, the Company for property or services in an amount which, in any single fiscal year, does not exceed the greater of (a) $1,000,000 or (b) 2% of such other company’s consolidated gross revenues;

•	Indebtedness Relationship: If a director of the Company is an executive officer of another company which is indebted to the Company, or to which the Company is indebted, and the total amount of either company’s indebtedness is less than 2% of the consolidated assets of the company wherein the director serves as an executive officer;

•	Equity Relationship: If the director is an executive officer of another company in which the Company owns a common stock interest, and the amount of the common stock interest is less than 10% of the total shareholders’ equity of the company where the director serves as an executive officer; or

•	Charitable Relationship: If a director of the Company, or the spouse of a director of the Company, serves as a director, officer or trustee of a charitable organization, and the Company’s contributions to the organization in any single fiscal year are less than the greater of (a) $1,000,000 or (b) 2% of that organization’s gross revenues.

d.
For relationships that do not meet the categorical standards of immateriality set forth in section (c) above, or for relationships that are covered, but as to which the Board believes a director may nevertheless be considered independent, the determination of whether the relationship is material or not, and therefore whether the director would be independent, will be made by the directors who satisfy the independence guidelines set forth in Sections (a) to (c) above. The Company will explain in its proxy statement any Board determination that a relationship was immaterial in the event that it did not meet the categorical standards of immateriality set forth in Section (c) above.

e.
For the purposes of these standards, an “immediate family member” includes a person’s spouse, parents, children, siblings, mothers-in-law, fathers-in-law, sons-in-law, daughters-in law, brothers-in-law, sisters-in-law and anyone (other than domestic employees) who shares such person’s home; except that when applying the independence tests described above, the Company need not consider individuals who are no longer immediate family members as a result of legal separation or divorce or those who have died or have become incapacitated.

Copies of the Corporate Governance Guidelines, including the Categorical Standards, are available, without charge, at www.bristolwest.com/Bristolwest/Investor/Governance.aspx, our investor relations website. See the disclosure above under the heading “Item 10. Directors, Executive Officers and Corporate Governance - Corporate Governance - Corporate Governance Documents.”

Item 14. Principal Accounting Fees and Services

INDEPENDENT AUDITOR

The Audit Committee has selected Deloitte & Touche LLP as the independent registered public accounting firm to perform the audit of our financial statements for the fiscal year ending December 31, 2007. The Board has ratified this selection. Deloitte & Touche LLP acted as our independent auditor for the fiscal year ended December 31, 2006.

FEES PAID TO INDEPENDENT AUDITOR

The Board delegates the determination of the audit fees of Deloitte & Touche LLP and their respective affiliates (which we refer to collectively as “Deloitte”) to the Audit Committee. Deloitte has billed us for the following fees and expenses for professional services rendered to us for the fiscal years ended December 31, 2006 and December 31, 2005:

	2006 (A)	2005 (A)
	($)	($)
Audit fees (1)	1,155,713	1,358,992
Audit-related fees (2)	172,680	695,900
Tax fees (3)	112,400	88,237
All other fees (4)	1,500	—
Total fees	1,442,293	2,143,129

(A)
The Audit Committee approved 100% of Deloitte’s services and the fees and expenses reflected in this column in accordance with the committee’s pre-approval policies and procedures, which are described below in this section under the heading “Audit Committee Pre-Approval of Services by the Independent Auditor.” In 2006, the Audit Committee approved $46,700 of the fees and expenses reflected above in the line items entitled “Audit-related fees” (this portion representing 12.2% of such fees and expenses) and “Tax Fees” (this portion representing 22.9% of such fees and expenses) pursuant to the de minimus exception set forth Rule 2-01(c)(7)(i)(C) of Regulation S-X, with respect to which the pre-approval requirement is waived. This amount represents 2.9% of total amounts paid by Bristol West to Deloitte during 2006, which is less than the 5% maximum contemplated by Rule 2-01(c)(7)(i)(C) of Regulation S-X with respect to such waivers.

(1)
Audit fees consist primarily of fees and expenses related to professional services rendered for the audit of our annual financial statements and the review of interim financial statements included in our quarterly reports on Form 10-Q during fiscal years ended December 31, 2006 and December 31, 2005, accounting consultations to the extent necessary for Deloitte to fulfill its responsibility under generally accepted auditing standards, as well as services that are normally provided by Deloitte in connection with other statutory and regulatory filings or engagements for those fiscal years. The amounts reflected for this fee category for fiscal 2006 and 2005 include such audit fees and expenses regardless of when billed. We expect that Deloitte will submit to us during May 2007 a final billing installment with respect to the audit of our annual financial statements for the fiscal year ended December 31, 2006, in an amount of approximately $140,000 plus expenses.

(2)
Audit-related fees consist primarily of fees and expenses related to professional services rendered for assurance and related services that are reasonably related to the performance of the audit or review of our annual financial statements for the fiscal years ended December 31, 2006 and December 31, 2005, that are not included in the amounts disclosed as audit fees above. The amounts reflected for this fee category for fiscal 2006 and 2005 include such audit-related fees and expenses billed in 2006 and 2005, respectively. For 2006 and 2005, such audit-related fees include internal control advisory services and related expenses outside the scope of the audit ($116,650 and $660,500, respectively) as well as fees and expenses associated with the audit of our retirement plan ($35,030 and $35,400, respectively).

(3)
Tax fees consist primarily of fees and expenses related to professional services rendered for tax compliance, tax consulting, and tax planning for the fiscal years ended December 31, 2006 and December 31, 2005. The amounts reflected for this fee category for fiscal 2006 and 2005 include such tax fees and expenses billed in 2006 and 2005, respectively.

(4)
All other fees consist primarily of fees and expenses related to products and professional services for the fiscal years ended December 31, 2006 and December 31, 2005, that are not included in the amounts disclosed in the three other categories above. The amounts reflected for this fee category for fiscal 2006 and 2005 include such other fees and expenses billed in 2006 and 2005, respectively. For 2006, this amount consisted of the annual subscription fee to Deloitte’s Accounting Research Tool (DART). Deloitte did not perform any such services for which it billed us during 2005.

Audit Committee Pre-Approval of Services by the Independent Auditor

The Audit Committee approves in advance any audit or non-audit engagement or relationship between Bristol West and our independent auditor, other than prohibited non-auditing services. The Audit Committee has adopted procedures for the approval of audit and non-audit services between regularly scheduled Audit Committee meetings. Our Chief Financial Officer is required to contact the Audit Committee Chairperson to request such approval. The Audit Committee Chairperson or another member of the Audit Committee designated by the Chairperson is empowered to approve in writing such services that in the aggregate will not exceed $100,000. The entire Audit Committee is required to review and affirm this engagement at the next regularly scheduled meeting of the committee. This procedure relates only to pre-approval of engagements by our independent auditor.

PART IV

Item 15. Exhibits, Financial Statement Schedules
a)

	1.	Financial Statements: The following financial statements were previously included in the Original Report:

The Consolidated Financial Statements for the year ended December 31, 2006 commence on page F-1 of the Original Report.

	2.	Financial Statement Schedules Index: The following financial statement schedules were previously included in the Original Report:

Title

Schedule I-Summary of Investments-Other than Investments in Affiliates
Schedule II-Condensed Financial Information of Registrant
Schedule III-Supplementary Insurance Information
Schedule IV-Reinsurance
Schedule V-Valuation and Qualifying Accounts
Schedule VI-Supplementary Information Concerning Property and Casualty Operations

The Financial Statement Schedules commence on page S-1 of the Original Report.

All other schedules have been omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits

Part IV of the Original Report is hereby amended to add the exhibits listed below that are required to be filed in connection with this Amended Report. See the separate Exhibit Index attached hereto and incorporated herein.

Exhibit Number	Description of Document

31.1
Rule 13a-14(a)/15d-14(a) Certification executed by Jeffrey J. Dailey, Chief Executive Officer and President of Bristol West Holdings, Inc. (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (exhibit 31.1 to this Amendment No. 1 to Annual Report on Form 10-K)

31.2
Rule 13a-14(a)/15d-14(a) Certification executed by Robert D. Sadler, Senior Vice President-Chief Financial Officer of Bristol West Holdings, Inc. (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (exhibit 31.2 to this Amendment No. 1 to Annual Report on Form 10-K)

Additional Exhibits. In accordance with Item 601(32)(ii) of Regulation S-K, Exhibit 32.1 is to be treated as “furnished” rather than “filed” as part of the report.

32.1
Section 1350 Certification executed by Jeffrey J. Dailey, Chief Executive Officer and President of Bristol West Holdings, Inc., and by Robert D. Sadler, Senior Vice President-Chief Financial Officer of Bristol West Holdings, Inc. (exhibit 32.1 to this Amendment No. 1 to Annual Report on Form 10-K)

(b)	See Item 15(a)(3) and the separate Exhibit Index attached hereto and incorporated herein.

(c)	See item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISTOL WEST HOLDINGS, INC.

By:	/s/ Jeffrey J. Dailey
Jeffrey J. Dailey Chief Executive Officer and President Date: April 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey J. Dailey	Director, Chief Executive Officer and President	April 27, 2007
Jeffrey J. Dailey	(Principal Executive Officer)

/s/ Robert D. Sadler	Senior Vice President-Chief Financial Officer	April 27, 2007
Robert D. Sadler	(Principal Financial Officer and Principal Accounting Officer)

R. Cary Blair*	Director

Richard T. Delaney*	Director

Allan W. Ditchfield*	Director

James R. Fisher*	Director

Todd A. Fisher*	Director

Perry Golkin*	Director

Mary R. Hennessy*	Director

Eileen Hilton*	Director

James N. Meehan*	Director

Arthur J. Rothkopf*	Director

*By: /s/ Robert D. Sadler

Robert D. Sadler
Attorney-in-fact by power of attorney
Date: April 27, 2007

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

4.2
Registration Rights Agreement, dated as of July 10, 1998, between the Registrant and Bristol West Associates LLC (incorporated by reference to Exhibit 4.2 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.3
Subscription Agreement, dated as of July 9, 1998, between the Registrant and Fisher Capital Corp. LLC (incorporated by reference to Exhibit 4.3 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.4
Sale Participation Agreement, dated as of July 9, 1998, among KKR Partners II, L.P., KKR 1996 Fund L.P., Bristol West Associates LLC and Fisher Capital Corp. LLC (incorporated by reference to Exhibit 4.4 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.5
Equity Contribution Agreement, dated as of July 10, 1998, between the Registrant, Bristol West Associates LLC, Fisher Capital Corp. LLC, Jeanne Rosner, Jeffrey Rosner, Sylvia Rosner, Wendy Schlesinger, and Donald Simon (exhibit 4.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

4.6
Form of Employee Stockholder’s Agreement for Senior Management (incorporated by reference to Exhibit 4.5 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1), as amended by form of Amendment to Employee Stockholder’s Agreement effective as of December 29, 2005, between Bristol West Holdings, Inc. and the stockholder (form of amendment is incorporated by reference to Exhibit 4.5 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

4.7
Form of Employee Stockholder’s Agreement for Employees (incorporated by reference to Exhibit 4.6 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1), as amended by form of Amendment to Employee Stockholder’s Agreement effective as of December 29, 2005, between Bristol West Holdings, Inc. and the stockholder (form of amendment is incorporated by reference to Exhibit 4.5 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

4.8	Form of Sale Participation Agreement (incorporated by reference to Exhibit 4.7 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.9
Employee Stockholder’s Agreement between the Registrant and Simon Noonan dated as of July 25, 2002 (incorporated by reference to Exhibit 10.32 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004), as amended by Amendment to Employee Stockholder’s Agreement effective as of December 29, 2005, between Bristol West Holdings, Inc. and Simon Noonan (form of amendment is incorporated by reference to Exhibit 4.5 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

4.10
Employee Stockholder’s Agreement between the Registrant and James J. Sclafani, Jr. dated as of March 20, 2003 (incorporated by reference to Exhibit 10.33 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004), as amended by Amendment to Employee Stockholder’s Agreement effective as of December 29, 2005, between Bristol West Holdings, Inc. and James J. Sclafani, Jr. (form of amendment is incorporated by reference to Exhibit 4.5 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.1
Credit Agreement dated as of July 31, 2006, among the Registrant, the Lenders (ING Capital LLC, JPMorgan Chase Bank, N.A., LaSalle Bank National Association, Regions Bank, General Electric Capital Corporation, and Bank of Communications Co., Ltd., New York Branch), the Administrative Agent (ING Capital LLC), the Joint Bookrunners and Joint Lead Arrangers (ING Capital LLC and JP Morgan Securities, Inc.), and the Documentation agent (LaSalle Bank National Association) (incorporated by reference to Exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006)

10.2	Form of California Brokerage Agreement effective January 1, 2005 (incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.3
Letter Agreement, dated as of July 9, 1998, between the Registrant and Fisher Capital Corp. LLC (incorporated by reference to Exhibit 10.13 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1); as amended by an Amendatory Agreement between the Registrant and Fisher Capital Corp. LLC, dated as of December 18, 2000 (incorporated by reference to Exhibit 10.14 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1); and as further amended by Amendatory Agreement to Letter Agreement between the Registrant and Fisher Capital Corp. LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.15 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1); as further amended by an Amendatory Agreement between the Registrant and Fisher Capital Corp. LLC, dated as of January 1, 2004 (exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006); and as further amended by a Termination Agreement between the Registrant and Fisher Capital Corp. LLC, effective as of December 31, 2006 (exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.4
Letter Agreement, dated as of July 10, 1998, between the Registrant and Kohlberg Kravis Roberts & Co. L.P. (exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*10.5
1998 Stock Option Plan for the Management and Key Employees of the Registrant and Subsidiaries (incorporated by reference to Exhibit 10.16 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

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

10.17
Services Agreement by and among BRW Acquisition, Inc. and Firemark Partners, LLC, dated July 24, 2002 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005); as amended by Correction and Amendment of the July 24, 2002 Services Agreement between BRW Acquisition, Inc. and Firemark Partners, LLC, dated November 8, 2005 (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005); and as further amended by Amendment No. 2 dated as of October 1, 2006 (exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.18
Voting Agreement, dated as of March 1, 2007, by and among the Registrant, Farmers Group, Inc., BWH Acquisition Company, Bristol West Associates LLC and Aurora Investments II LLC (incorporated by reference to Exhibit 99.1 of Form 8-K filed on March 7, 2007)

21.1	List of Subsidiaries of the Registrant (exhibit 21.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

23.1	Consent of Independent Registered Public Accounting Firm (exhibit 23.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

24.1	Powers of Attorney (exhibit 24.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

31.1
Rule 13a-14(a)/15d-14(a) Certification executed by Jeffrey J. Dailey, Chief Executive Officer and President of Bristol West Holdings, Inc. (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (exhibit 31.1 to this Amendment No. 1 to Annual Report on Form 10-K)

31.2
Rule 13a-14(a)/15d-14(a) Certification executed by Robert D. Sadler, Senior Vice President-Chief Financial Officer of Bristol West Holdings, Inc. (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (exhibit 31.2 to this Amendment No. 1 to Annual Report on Form 10-K)

*	Management contract or compensatory plan or arrangement.

Additional Exhibits. In accordance with Item 601(32)(ii) of Regulation S-K, Exhibit 32.1 is to be treated as “furnished” rather than “filed” as part of the report.

32.1
Section 1350 Certification executed by Jeffrey J. Dailey, Chief Executive Officer and President of Bristol West Holdings, Inc., and by Robert D. Sadler, Senior Vice President-Chief Financial Officer of Bristol West Holdings, Inc. (exhibit 32.1 to this Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)