Form 10-Q
period 2007-03-31
BRISTOL WEST HOLDINGS INC
filed 2007-05-10
CIK 1272957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Or
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

Yes ☐     No ☒

At April 30, 2007, the registrant had outstanding an aggregate of 29,543,076 shares of its common stock.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BRISTOL WEST HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
	(in thousands, except share data)
Assets:
Investments:
Fixed maturities available-for-sale (amortized cost $488,412 and $496,813 at
March 31, 2007 and December 31, 2006, respectively)	$486,499	$493,727
Equity securities (cost $2,500 and $2,000 at March 31, 2007 and December 31, 2006)	2,500	2,000
Total investments	488,999	495,727
Cash and cash equivalents	58,598	49,293
Accrued investment income	5,231	5,637
Premiums and other receivables (net of allowance for doubtful accounts of $6,517
and $6,096 at March 31, 2007 and December 31, 2006, respectively)	174,693	175,892
Reinsurance recoverables on paid and unpaid losses and loss adjustment expenses	46,901	37,911
Prepaid reinsurance	3,063	2,730
Deferred policy acquisition costs	47,171	47,243
Property, software and equipment - net	20,009	20,036
Goodwill	101,481	101,481
Other assets	12,132	8,609
Total assets	$958,278	$944,559
Liabilities and Stockholders' Equity:
Liabilities:
Policy liabilities:
Reserve for losses and loss adjustment expenses	$250,879	$239,177
Unearned premiums	197,626	189,605
Total policy liabilities	448,505	428,782
Reinsurance payables	4,240	3,265
Accounts payable and other liabilities	35,314	45,858
Deferred income taxes	9,718	9,903
Long-term debt, including current portion	100,000	100,000
Total liabilities	597,777	587,808
Commitments and contingent liabilities (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value (15,000,000 shares authorized; 0 shares
outstanding at March 31, 2007 and December 31, 2006)	-	-
Common stock, $0.01 par value (200,000,000 shares authorized; 33,346,514 and
33,269,364 shares issued at March 31, 2007 and December 31, 2006, respectively)	333	332
Additional paid-in capital	236,272	235,086
Retained earnings	180,224	178,270
Treasury stock at cost (3,777,068 and 3,768,670 shares held at March 31, 2007 and
December 31, 2006, respectively)	(55,083)	(54,937)
Stock subscription receivable	(22)	(27)
Accumulated other comprehensive loss	(1,223)	(1,973)
Total stockholders' equity	360,501	356,751
Total liabilities and stockholders' equity	$958,278	$944,559

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)
Revenues:
Net earned premium	$151,179	$144,278
Net investment income	6,055	4,967
Realized gain on investments, net	17	68
Policy service fee revenue	14,101	13,836
Other income	1,009	734

Total revenues	172,361	163,883

Costs and Expenses:
Losses and loss adjustment expenses incurred	112,703	97,658
Commissions and other underwriting expenses	39,723	37,526
Other operating and general expenses	11,913	10,383
Interest expense	1,640	1,206

Total costs and expenses	165,979	146,773

Income before income taxes	6,382	17,110

Income taxes	2,119	5,920

Net Income	$4,263	$11,190

Net income per common share - Basic	$0.15	$0.38
Net income per common share - Diluted	$0.14	$0.36

Dividends declared per common share	$0.08	$0.07

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March
	2007	2006
	(in thousands, except share data)
STOCKHOLDERS' EQUITY:

Common Stock
Balance, beginning of period	$332	$328
Exercise of options and warrants, including tax benefit (21,843 shares--2007; 127,075 shares--2006)	-	1
Shares issued for services (2,357 shares--2007; 3,470 shares--2006)	-	-
Issuance of restricted common stock (52,862 shares--2007; 259,322 shares--2006)	1	3
Shares issued in payment of dividend (87 shares--2007; 81 shares--2006)	-	-
Balance, end of period	333	332

Additional Paid-In Capital
Balance, beginning of period	235,086	235,308
Exercise of options and warrants, including tax benefit (21,843 shares--2007; 127,075 shares--2006)	368	1,179
Shares issued for services (2,357 shares--2007; 3,470 shares--2006)	52	88
Issuance of restricted common stock (52,862 shares--2007; 259,322 shares--2006)	-	(3)
Shares issued in payment of dividend (87 shares--2007; 81 shares--2006)	2	1
Restricted stock forfeited (437 shares--2007; 2,724 shares--2006)	8	51
Amortization of deferred compensation on restricted stock	755	660
Tax benefit on vesting of restricted stock	1	-
Reclassification resulting from adoption of accounting principle (SFAS No. 123R)	-	(5,763)
Balance, end of period	236,272	231,521

Retained Earnings
Balance, beginning of period	178,270	144,609
Net income	4,263	11,190
Dividend to common shareholders ($0.08 per share--2007; $0.07 per share--2006)	(2,309)	(2,086)
Balance, end of period	180,224	153,713

Deferred Compensation on Restricted Stock
Balance, beginning of period	-	(5,763)
Reclassification resulting from adoption of accounting principle (SFAS No. 123R)	-	5,763
Balance, end of period	-	-

Treasury Stock
Balance, beginning of period	(54,937)	(34,078)
Acquisition of treasury stock (7,961 shares--2007; 476,562 shares--2006)	(138)	(8,816)
Restricted stock forfeited (437 shares--2007; 2,724 shares--2006)	(8)	(51)
Balance, end of period	(55,083)	(42,945)

Stock Subscription Receivable
Balance, beginning of period	(27)	(59)
Payment of stock subscriptions receivable	5	15
Balance, end of period	(22)	(44)

Accumulated Other Comprehensive Loss
Balance, beginning of period	(1,973)	(3,390)
Unrealized holdings gains/(losses) arising during the period	741	(2,171)
Reclassification adjustment	9	7
Net unrealized gain/(losses) on securities	750	(2,164)
Balance, end of period	(1,223)	(5,554)

Total Stockholders' Equity	$360,501	$337,023

COMPREHENSIVE INCOME:

Net income	$4,263	$11,190
Net unrealized gain/(losses) on securities	750	(2,164)
Comprehensive Income	$5,013	$9,026

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,263	$11,190
Adjustments to reconcile net income to net cash provided by
operating activities:
Accretion of fixed maturity investments	900	1,116
Depreciation and amortization	1,829	1,705
Realized loss on disposal of property, software and equipment	17	-
Realized investment gain	(17)	(68)
Deferred federal and state income taxes	(613)	165
Stock based compensation	814	734
Changes in assets and liabilities:
Accrued investment income	406	443
Premiums and other receivables	1,199	(5,725)
Reinsurance receivables	(8,990)	21,984
Prepaid reinsurance premiums	(333)	18,333
Deferred policy acquisition costs	72	(6,448)
Losses and loss adjustment expenses	11,702	(4,544)
Unearned premiums	8,021	10,407
Reinsurance payables	975	(26,797)
Other assets and liabilities	(3,683)	(9,517)

Net cash provided by operating activities	16,562	12,978

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed maturity investments - available-for-sale	(37,171)	(24,523)
Sales and maturities of fixed maturity investments - available-for-sale	34,104	11,311
Purchase of equity securities	(500)	-
Acquisition of property, software and equipment	(1,764)	(1,298)

Net cash used in investing activities	(5,331)	(14,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	309	62
Tax benefit on exercise of stock options and vesting of restricted stock	67	693
Acquisition of treasury stock	-	(7,927)
Principal payments on long-term debt	-	(975)
Payment of dividends to stockholders	(2,307)	(2,084)
Other	5	15

Net cash used in financing activities	(1,926)	(10,216)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,305	(11,748)

Cash and cash equivalents, January 1	49,293	32,399

Cash and cash equivalents, March 31	$58,598	$20,651

The accompanying notes are an integral part of the condensed consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (dollars in thousands, except per share data)

1.     Nature of Operations

Bristol West Holdings, Inc. (the "Company") is a property and casualty insurer writing and distributing private passenger automobile insurance. Given the homogeneity of the product, the regulatory environments in which the Company operates, the type of customer and the method of distribution, the operations of the Company are one segment. As of March 31, 2007, the Company is licensed in 38 states and the District of Columbia. The Company consists of a holding company, five statutory insurance companies (Bristol West Casualty Insurance Company, Bristol West Insurance Company, Security National Insurance Company, Coast National Insurance Company, and Bristol West Preferred Insurance Company), agencies and claims servicing companies. Bristol West Preferred Insurance Company was incorporated on September 7, 2006. This new company was capitalized with $10,000 and is domiciled in the state of Michigan.

Merger of Bristol West and a Subsidiary of Farmers Group, Inc.

On March 1, 2007, the Company entered into a merger agreement (the “Farmers Merger Agreement”) with Farmers Group, Inc. (“Farmers”) pursuant to which BWH Acquisition Company, currently a wholly owned subsidiary of Farmers (“Merger Sub”), will be merged with and into the Company, with the Company being the surviving corporation (the “Proposed Farmers Merger”).  Farmers is a Nevada corporation which, along with its subsidiaries, provides insurance management services to members of the Farmers Insurance Exchange, Truck Insurance Exchange and Fire Insurance Exchange (the “Exchanges”), which are among the leading U.S. property and casualty insurers. Merger Sub is a Delaware corporation formed in connection with the execution of the Farmers Merger Agreement. Farmers is currently owned by Zurich Financial Services Group, which, if the Proposed Farmers Merger is completed, will indirectly own all of the outstanding capital stock of the Company immediately after the Proposed Farmers Merger. Immediately prior to the consummation of the Proposed Farmers Merger, Farmers will contribute 50% of the issued and outstanding common stock of Merger Sub to each of two of Farmers' subsidiaries. Farmers and these subsidiaries have agreed that, immediately following the Proposed Farmers Merger, the subsidiaries will distribute certain assets and assign certain employees of the Company to Farmers and then sell all of the outstanding capital stock of the Company to the Exchanges and Mid-Century Insurance Company. Following the sale, Farmers will continue to provide insurance management services with respect to the Company's insurance operations.

Pursuant to the Farmers Merger Agreement, at the effective time of the Proposed Farmers Merger, each share (each a “Share”) of the Company’s common stock, par value $0.01 per share (“Common Stock”), issued and outstanding immediately before the effective time of the Proposed Farmers Merger (other than shares owned by Farmers, Merger Sub and their respective subsidiaries and affiliates or held in the treasury of the Company or shares held by a holder who has validly demanded appraisal rights) will be cancelled and converted automatically into the right to receive a cash payment of $22.50, without interest and less any applicable withholding taxes.  At, or immediately prior to, the effective time of the Proposed Farmers Merger, each outstanding option and warrant to acquire Common Stock (other than unvested, performance based options) granted under the Company's equity-based compensation or stock option plans or otherwise, vested or unvested, will become fully vested and converted into a right to receive a cash payment in an amount equal to (1) the excess, if any, of $22.50 over the exercise price of Common Stock subject to the option or warrant, multiplied by (2) the number of shares of Common Stock subject to the option or warrant, without interest and net of any applicable withholding taxes. The Company expects that certain unvested, outstanding, performance based options to acquire Common Stock will have no right to receive any consideration in connection with the Proposed Farmers Merger. Additionally, each share of restricted stock that is subject to vesting or other lapse restrictions and has not otherwise been forfeited immediately prior to the effective time of the Proposed Farmers Merger will vest and become free of such restrictions as of the effective time of the Proposed Farmers Merger and the holder thereof will be entitled to receive $22.50 in cash with respect to each restricted share held by such holder, plus any declared and unpaid dividends, without interest and less any applicable holding taxes. Further, each hypothetical share of Common Stock that immediately prior to the effective time of the Proposed Farmers Merger is included in a non-employee director’s deferred compensation account (each a “Phantom Share”) under the Company’s Non-Employee Directors’ Deferred Compensation and Stock Award Plan will entitle the holder to receive $22.50 in cash for each Phantom Share held by such holder, without interest and less any applicable holding taxes.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (dollars in thousands, except per share data)

Consummation of the Proposed Farmers Merger is subject to various closing conditions, including, but not limited to, the following: (1) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and related rules, (2) all insurance antitrust approvals and regulatory approvals from certain insurance departments, (3) absence of certain orders preventing the Proposed Farmers Merger, and (4) the approval of the Farmer’s Merger Agreement by a majority of the outstanding shares of Common Stock entitled to vote.

Under certain circumstances, the Company and Farmers may terminate the Farmers Merger Agreement and abandon the Proposed Farmers Merger prior to the effective time of the Proposed Farmers Merger, whether before or after obtaining the stockholder approval of the Farmer’s Merger Agreement required by that agreement. The Company may terminate the Farmers Merger Agreement under certain specified circumstances before obtaining the required stockholder approval of the Farmer’s Merger Agreement if the Company’s board of directors approves and the Company concurrently enters into a definitive alternative acquisition agreement pursuant to an acquisition proposal submitted by a third party that constitutes a Superior Proposal (as defined in the Farmers Merger Agreement).  In connection with such a termination, the Company must pay a termination fee of $21 million to Farmers. The circumstances under which the termination fee would have been $14 million are no longer applicable. The Farmers Merger Agreement provides that in certain other circumstances specified therein where either the Company or Farmers unilaterally terminates the Merger Agreement, the Company will be required to pay a termination fee of $21 million to Farmers.  In certain other circumstances specified therein where the Company is not obligated to pay such a termination fee, the Farmers Merger Agreement provides that the Company must pay certain expenses incurred by Farmers and Merger Sub in connection with the Proposed Farmers Merger up to $4 million.

The Farmers Merger Agreement contains customary covenants by the Company, including, without limitation, (1) to conduct its business in the ordinary and usual course during the interim period between the execution of the Farmers Merger Agreement and consummation of the Proposed Farmers Merger, (2) not to engage in certain kinds of transactions during that period, (3) that, subject to certain exceptions, the Company’s Board of Directors will recommend approval of the Farmers Merger Agreement by its stockholders, and (4) unless the Farmers Merger Agreement is terminated, to convene and hold a meeting of the Company’s stockholders to consider and vote upon the approval of the Farmers Merger Agreement.

The terms of certain of the Company’s agreements including contracts, employee benefit arrangements and debt instruments have provisions which could result in changes to the terms or settlement amounts of these agreements upon a change in control of the Company such as the Proposed Farmers Merger.

2.     Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (dollars in thousands, except per share data)

3.     Recent Accounting Pronouncements

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which became effective for the Company on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

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

The provisions of FIN 48 were effective beginning January 1, 2007, and are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The Company’s adoption of FIN 48 on January 1, 2007 did not result in a cumulative effect adjustment to retained earnings (see Note 8).

Effective January 1, 2007, the Company adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends portions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 provides guidance for accounting for certain securities with embedded derivative instruments and was effective for financial instruments issued or acquired after an entity’s first fiscal year that begins after September 15, 2006. The Company’s adoption of SFAS 155 as of January 1, 2007 did not have any effect on the Company’s consolidated financial statements.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (dollars in thousands, except per share data)

4.     Stock Ownership
(Number of shares, options, warrants, and share prices expressed in whole numbers)

Employee Stock Options

The Company has issued stock options to its employees under two plans:  the 1998 Stock Option Plan for Management and Key Employees (the “1998 Plan”) of Bristol West Holdings, Inc. and its subsidiaries and the 2004 Stock Incentive Plan (the “2004 Plan”) of Bristol West Holdings, Inc. and its subsidiaries.  The options issued under these plans vest ratably over periods of two or five years, or earlier if there is an acceleration event, such as a change in control.  Options expire on and are no longer exercisable after the tenth anniversary of the grant date.  The original amount of shares authorized for grant under the 1998 Plan and the 2004 Plan were 2,607,600 and 3,000,000, respectively.  In the aggregate, there were 1,218,921 and 1,224,589 options exercisable under these plans at March 31, 2007 and December 31, 2006, respectively.  The weighted average remaining contractual life of options outstanding under these plans was 1.77 years as of March 31, 2007.

There were no employee option grants made during the three months ended March 31, 2007 and 2006.  Employee stock option activity under both the 1998 Plan and the 2004 Plan for the three months ended March 31, 2007 is detailed below:

Option shares	Number of Shares	Weighted Average Exercise Price

Outstanding December 31, 2006	1,295,128	$4.54

Exercised during 2007	(21,843)	14.14
Expired during 2007	(774)	9.39

Outstanding March 31, 2007	1,272,511	$4.37

	Options Outstanding			Options Exercisable
		Weighted	Remaining		Weighted
		Average	Term		Average
Exercise Price	Shares	Price	(in years)	Shares	Price

$3.83	1,167,530	$3.83	1.44	1,133,238	$3.83
$7.67 - $20.91	104,981	10.36	5.45	85,683	10.96
	1,272,511	$4.37	1.77	1,218,921	$4.33

Non-Employee Options and Warrants

On July 24, 2002, the Company granted options to purchase 521,520 shares of the Company’s Common Stock with an exercise price of $3.83 per share to Firemark Partners LLC (“Firemark”) in exchange for providing development and implementation assistance to the Company with respect to the Company’s OneStep® software.  These options expire on July 24, 2012.  The Company capitalized $256 of costs related to options to purchase 130,380 of these shares.  The Company calculated the grant date fair value of the options utilizing the Black-Scholes option pricing model and the following assumptions:  dividend yield of 0%, expected volatility of 30%, risk-free interest rate of 4.65% and an average expected life of 10 years.  The vesting of the remaining options to purchase 391,140 shares is subject to the satisfaction of certain performance criteria.  As of March 31, 2007, these vesting requirements had not been satisfied.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (dollars in thousands, except per share data)

On November 21, 2005, Firemark assigned 78,228 of these options (representing 15% of the total 521,520 option shares) to OneShield Inc. (“OneShield”), the developer of the Company’s OneStep software and owner of 15% of the equity interest of Firemark.  Also on November 21, 2005, OneShield exercised options to purchase 19,557 shares of the Company’s Common Stock, representing the 25% vested portion of the options assigned by Firemark.  OneShield settled the exercise price of $75 for these options by foregoing 3,863 of the option shares, at a per share closing market price of $19.39 per share.  As of March 31, 2007 and December 31, 2006, OneShield held options to purchase 58,671 shares of the Company’s Common Stock.

On March 24, 2006, Firemark exercised options to purchase 110,823 shares of the Company’s Common Stock. Firemark used 22,662 of the option shares to settle the exercise price of $424 for these options. The number of option shares used to settle the exercise price was calculated using the per share closing market price of the Company’s Common Stock on the date of exercise of $18.73. As of March 31, 2007 and December 31, 2006, Firemark held options to purchase 332,469 shares of the Company’s Common Stock.

In addition, Inter-Ocean Reinsurance (Ireland) Limited held warrants to purchase 432,613 shares of the Company’s Common Stock at March 31, 2007 and December 31, 2006. These warrants have an exercise price of $3.83 per share and expire on July 1, 2016. These options were issued in 2001 and are fully vested, subject to a cap on the maximum fair market value of exercised warrants which, if applicable, would result in the issuance of fewer shares of the Company’s Common Stock upon exercise.

At March 31, 2007 and December 31, 2006, other non-employees held options to purchase an aggregate of 893,103 shares of the Company’s Common Stock.  These options have an exercise price of $3.83 per share and expire beginning on April 1, 2008 through October 1, 2018.  All of these options were issued prior to 2004 and are fully vested.

Restricted Shares

The Company began issuing restricted stock awards to employees and directors in 2004 pursuant to the 2004 Plan.  The outstanding restricted stock awards were issued as time-based awards, which vest upon the lapse of a period of time, provided that the holder continues to be an employee or director, as appropriate, on the vesting date.  These awards typically vest in two or five years, or earlier if there is an acceleration event.  The restricted stock awards are expensed pro rata over the vesting period based on the grant date fair value of the awards under SFAS No. 123, “Share-Based Payments (revised 2004)” (“SFAS 123R”).

A summary of all employee and director restricted stock activity for the three months ended March 31, 2007 follows:

Shares outstanding, December 31, 2006	668,113
Shares granted	52,862
Shares forfeited	(437)
Shares vested	(42,833)
Shares outstanding, March 31, 2007	677,705

Recent Accounting Pronouncements

The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method.  This transition method applies to new awards and awards modified, repurchased, or cancelled after the effective date of this statement.  The Company recognized compensation costs of $10 after taxes during the three months ended March 31, 2006, based on the grant date fair value of its unvested awards and the remaining requisite service period.  For equity awards granted after the date of adoption, the Company amortizes share-based compensation expense on a straight-line basis over the vesting term.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (dollars in thousands, except per share data)

5.     Debt

The Company entered into a secured credit facility (“Bank Agreement”) in February 2004, consisting of:  (1) a $50,000 Secured Revolving Credit Facility, which included up to $15,000 of letters of credit maturing in 2009, (2) a $35,000 Term A Loan, maturing in 2010 and (3) a $40,000 Term B Loan, maturing in 2011.  The Company’s interest rate on borrowings under this Bank Agreement was London Interbank Offered Rate (“LIBOR”) plus a margin (1% to 2.25%), based on the Company’s consolidated total debt to consolidated total capitalization ratio as defined in the Bank Agreement.  The Company also paid certain commitment fees.  The Bank Agreement was secured by guarantees by, and a pledge of stock of certain of the Company’s subsidiaries.

On July 31, 2006, the Company completed a refinancing of its credit facility represented by the Bank Agreement and increased the amount of the term loan facility. The new secured credit facility (“Credit Facility”) consists of: (1) a $100,000 term loan and (2) a $25,000 revolving credit facility, which includes up to $15,000 of letters of credit.  The Credit Facility may be prepaid at any time and is scheduled to expire on July 31, 2011.  Borrowings under the Credit Facility bear interest based either upon (1) LIBOR plus an applicable margin ranging from 0.750% to 1.750% based on the then existing ratio of the Company’s consolidated total debt to its consolidated total capitalization, as defined in the Credit Facility, or (2) the greater of (a) the applicable prime rate and (b) the Federal funds rate for Federal Reserve System overnight borrowing transactions plus 0.5%, plus an applicable margin ranging from 0.000% to 0.50% based on the then existing ratio of the Company’s consolidated total debt to its consolidated total capitalization.  The Company also pays a commitment fee on the unused portion of the revolving credit facility. The Credit Facility is secured by guarantees by, and a pledge of stock of, certain of the Company’s subsidiaries. The Credit Facility requires compliance with certain financial loan covenants. As of March 31, 2007, the Company was in compliance with all such covenants.

On July 31, 2006, contemporaneously with the execution and delivery of the Credit Facility, the Company terminated the Bank Agreement and paid the principal and all accrued interest and fees.  The Company incurred no early termination penalties in connection with the termination of the Bank Agreement.

The amount of debt outstanding under the Credit Facility at March 31, 2007 and December 31, 2006 was $100,000. The Company had no borrowings on the Credit Facility’s revolving credit line at March 31, 2007 and December 31, 2006.

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (dollars in thousands, except per share data)

6.     Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006

Net income applicable to common stockholders	$4,263	$11,190

Weighted average common shares - basic	28,852,708	29,733,363
Effect of dilutive securities:
Options	1,068,242	1,169,306
Restricted stock	302,755	197,557
Warrants	217,329	224,809
Weighted average common shares - dilutive	30,441,034	31,325,035

Basic Earnings Per Share	$0.15	$0.38

Diluted Earnings Per Share	$0.14	$0.36

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

BRISTOL WEST HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (dollars in thousands, except per share data)

8.     Income Taxes

The Company adopted the provisions of FIN 48 as of January 1, 2007. The Company’s adoption of FIN 48 did not result in a cumulative effect adjustment to retained earnings. At January 1, 2007, the Company had a liability for unrecognized tax benefits of $226 recorded on its balance sheet within other liabilities, all of which, if recognized, would favorably affect the effective income tax rate in future periods. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $37 accrued interest (net) and $0 accrued penalties at December 31, 2006, which is included as a component of the $226 liability for unrecognized tax benefits noted above. The Company files income tax returns, including returns for its subsidiaries, in federal, state, and local taxing jurisdictions. The Company is no longer subject to IRS examination for periods prior to 2003. However, the IRS may still adjust upon examination carryforward attributes that were generated prior to 2003 if they either have been or will be used in a future period. There are no audits currently in progress with any federal, state or local taxing authority. The Company does not believe that there will be any changes to the amount of the liability for uncertain tax benefits over the next 52-week period that will have a material impact on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2007, as amended (collectively, the “Fiscal 2006 Form 10-K”), as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that is part of our Fiscal 2006 Form 10-K. When this report uses the words "Company," "we," "us," and "our," these words refer to Bristol West Holdings, Inc. and its subsidiaries, unless the context otherwise requires.

Overview

General

We provide private passenger automobile insurance and related services in 24 states. Most of the business we write is non-standard automobile insurance. Non-standard automobile insurance provides coverage to drivers who find it difficult to purchase standard automobile insurance as a result of a number of factors, including their driving record, vehicle, age or claims history, or because they have limited financial resources. Typically, these drivers purchase minimal levels of insurance coverage in order to comply with state-mandated financial responsibility laws. For comparable coverage, premiums for non-standard automobile insurance policies generally are higher than for standard or preferred automobile insurance policies.

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

We direct our operations in view of the market conditions and anticipated changes to those conditions in each state in which we operate. The non-standard automobile insurance business is highly competitive, and we compete with both large national insurance providers and smaller regional companies. Some of our competitors have more capital, higher ratings and greater resources than we have, and they may offer a broader range of products and lower prices and down payments than we offer.

As previously announced, on March 1, 2007, we entered into a merger agreement (the “Farmers Merger Agreement”) with Farmers Group, Inc. (“Farmers”) pursuant to which BWH Acquisition Company, currently a wholly-owned subsidiary of Farmers (“Merger Sub”), will be merged with and into Bristol West, with Bristol West being the surviving corporation (the “Proposed Farmers Merger”).  A copy of the Farmers Merger Agreement is attached as Exhibit 2.1 to our Form 8-K filed with the SEC on March 7, 2007. Farmers is a Nevada corporation which, along with its subsidiaries, provides insurance management services to members of the Farmers Insurance Exchange, Truck Insurance Exchange and Fire Insurance Exchange (the “Exchanges”), which are among the leading U.S. property and casualty insurers. Merger Sub is a Delaware corporation formed in connection with the execution of the Farmers Merger Agreement. Farmers is currently owned by Zurich Financial Services Group, which, if the Proposed Farmers Merger is completed, will indirectly own all of the outstanding capital stock of Bristol West immediately after the Proposed Farmers Merger. Immediately prior to the consummation of the Proposed Farmers Merger, Farmers will contribute 50% of the issued and outstanding common stock of Merger Sub to each of two of Farmers' subsidiaries. Farmers and these subsidiaries have agreed that, immediately following the Proposed Farmers Merger, the subsidiaries will distribute certain assets and assign certain employees of Bristol West to Farmers and then sell all of the outstanding capital stock of Bristol West to the Exchanges and Mid-Century Insurance Company. Following the sale, Farmers will continue to provide insurance management services with respect to Bristol West's insurance operations. Under the terms of the Farmers Merger Agreement, each holder of Bristol West common stock, par value $0.01 per share (“Common Stock”), will be entitled to receive $22.50 per share in cash, without interest and less any applicable withholding taxes, for each share of Bristol West Common Stock that they own.

The Farmers Merger Agreement allowed Bristol West to actively solicit other possible bidders from March 1, 2007 until March 31, 2007 (the “go-shop period”) and thereafter, subject to certain conditions, to respond to unsolicited inquiries by other persons interested in acquiring Bristol West. None of the parties contacted by or on behalf of Bristol West during the go-shop period made a proposal to acquire Bristol West during the go-shop period. Further, no party has made any acquisition proposal since the go-shop period ended.

We currently expect the Proposed Farmers Merger to close before the end of 2007. However, it is possible that factors outside of our control could require the parties to complete the Proposed Farmers Merger at a later time or not to complete it at all.

Consummation of the Proposed Farmers Merger is subject to various closing conditions, including, but not limited to, the following: (1) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and related rules (the “HSR Act”), (2) all insurance antitrust approvals and regulatory approvals from certain insurance departments, (3) absence of certain orders preventing the Proposed Farmers Merger, and (4) the approval of the Farmer’s Merger Agreement by a majority of the outstanding shares of Bristol West’s Common Stock entitled to vote. The HSR Act provides that transactions such as the Proposed Farmers Merger may not be completed until notification and report forms have been filed with the Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice and the applicable waiting period has expired or has been terminated. Bristol West and Farmers filed notification and report forms under the HSR Act on March 15, 2007, and the applicable waiting period terminated on March 23, 2007. At any time before or after consummation of the Proposed Farmers Merger, the Antitrust Division of the Department of Justice or the Federal Trade Commission may challenge the Proposed Farmers Merger on antitrust grounds.

The insurance laws and regulations of the four states where Bristol West’s underwriting companies are domiciled, California, Ohio, Florida and Michigan, require prior approval of the acquisition of control of those underwriting companies, including the Proposed Farmers Merger. The necessary applications for change in control were filed with those states in the first week of April 2007 and are currently pending.

On May 4, 2007, we announced that our Board of Directors fixed the close of business on May 14, 2007 as the record date and time for determining stockholders entitled to notice of and to vote at a special meeting of stockholders scheduled to be held on June 21, 2007 at 10:00 am Eastern Time with respect to the Proposed Farmers Merger.

For a detailed description of our business, see “Item 1. Business” in our Fiscal 2006 Form 10-K.

Important Additional Information Will Be Filed With the SEC

In connection with the Proposed Farmers Merger, on April 23, 2007, Bristol West filed a preliminary proxy statement with the SEC (the “Preliminary Proxy Statement”). INVESTORS AND SECURITY HOLDERS ARE ADVISED TO READ THE DEFINITIVE PROXY STATEMENT WHEN IT BECOMES AVAILABLE, BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION AND THE PARTIES THERETO. Investors and security holders will be able to obtain free copies of the definitive proxy statement, when available, and other documents filed with the SEC by Bristol West through the web site maintained by the SEC at http://www.sec.gov. In addition, investors and security holders will be able to obtain free copies of the definitive proxy statement and other documents filed with the SEC from Bristol West by directing a request by mail or telephone to Bristol West Holdings, Inc. 5701 Stirling Road, Davie, FL 33314, telephone: (954) 316-5200, or from Bristol West's website, http://www.bristolwest.com.

Bristol West and its directors and executive officers may be deemed to be participants in the solicitation of proxies with respect to the transactions contemplated by the Farmers Merger Agreement. Information regarding Bristol West's directors and executive officers is contained in the Fiscal 2006 Form 10-K, which is filed with the SEC. Investors and security holders will be able to obtain free copies of the 2006 Form 10-K from Bristol West using the contact information set forth above. Additional information regarding interests of such participants is included in the Preliminary Proxy Statement on file with the SEC and will be included in the definitive proxy statement when it becomes available.

Products and Services

We continuously monitor the profitability of our business at a highly detailed level. We seek rate changes based on indicated profitability related to our targets. We believe we can continue to improve our product structure by filing class plan changes that lower rates for certain market segments that produce favorable results relative to our average in a given state and raise rates for other poorer performing segments. We modified rates 19 times during the quarter ended March 31, 2007.  Nine such modifications were increases, two were revenue neutral, two were decreases, and six were new product introductions. The overall effect of these modifications was to increase our overall rate level by 1.1%.

We have made significant strides in point-of-sale underwriting. In the aggregate, we utilized point-of-sale underwriting to process over 99% of our new business applications in the first quarter of 2007. We have fully deployed OneStep®, our browser-based point-of-sale underwriting system, in 22 states.

We are in the process of deploying a new more segmented point-of-sale product called Select 2.0. We designed this product to be broadly competitive. We have used advanced statistical techniques, most significantly Generalized Linear Models (“GLMs”), to create a new rating algorithm. GLMs are a family of regressions in which different distributions can be examined to determine which is most predictive. Additionally, we are employing our own proprietary credit model and vehicle symbol set in the rating process. During the first quarter of 2007, we deployed the Select 2.0 product in five states. We now offer the Select 2.0 product in 17 states. We are satisfied with this product’s performance to date.

Distribution and Marketing

Increasing the number of producers with which we do business is one important aspect of our growth strategy. We attempt to target producers in geographic areas where we are under-represented and where we believe we can write profitable business.  During the first quarter of 2007, we increased our total number of producers to 9,683 and our total number of producer locations to 13,056. This compares to 8,223 producers and 10,947 producer locations as of March 31, 2006 and 9,141 producers and 12,391 producer locations as of December 31, 2006. The following table displays our producer representation in our top five states and in all of our other states collectively, as of March 31, 2007 and March 31, 2006.

	Producers		Producer Locations
State	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006

California	1,669	1,175	2,484	1,970
Florida	1,711	1,405	2,211	1,712
Michigan	649	644	954	886
South Carolina	404	395	459	440
Texas	976	826	1,583	1,280
All Others	4,274	3,778	5,365	4,659

Totals	9,683	8,223	13,056	10,947

Policies-in-Force

The number of policies in force is a significant driver of our gross earned premium. The table below shows our average number of policies in force and gross earned premium for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,		%
	2007	2006	Change
	(in thousands)

Average number of policies in force	429.7	410.4	4.7%

Gross earned premium	$153,491	$146,779	4.6%

For the first quarter of 2007, the average number of policies in force increased by 4.7%, compared to the first quarter of 2006. Gross earned premium increased by 4.6% over the same period. At March 31, 2007, we had approximately 435,700 policies in force, an increase of 5% compared to approximately 414,000 at March 31, 2006 and December 31, 2006.

Overall, average daily new business production in the first quarter of 2007 grew by 18% compared to the first quarter of 2006. Growth in new business is one component of gross written premium. Other components include renewal premium, rewrite premium, and positive endorsement premium, which increase our written premium, as well as cancellations, negative endorsement premium, and non-renewals, which reduce our written premium. The performance of these other components relative to prior periods, known as persistency, has a significant impact on our written and earned premium. In addition, new business production is a policy count metric. Average premium per policy also plays a large role in determining gross written premium. As an example, in California, we write predominantly twelve-month policies, which have twice the average premium of a six-month policy. An increase in twelve-month policies, or any higher average premium policy, would increase gross written premium. A move to six-month polices, which we predominantly write in states other than California, would result in a decline in gross written premium, all other factors being equal.

We continue to emphasize productivity and efficiency by closely managing our staffing levels in relation to volume in our claims and policy service divisions.  At March 31, 2007, our staff count was 1,178 compared to 1,199 at March 31, 2006 and 1,154 at December 31, 2006. We employ various metrics to evaluate service performance, in order to ensure that service levels are meeting or exceeding our benchmarks.

Operating Results - Key States

Market conditions in the states in which we operate are competitive to varying degrees.  We monitor the rate and underwriting activity of the other market participants in each state in which we do business.  During the first quarter of 2007, we tracked 228 rate revisions by companies we monitor as detailed in the table below.

	Three months ended March 31, 2007
State	Increases	Decreases	Revenue-neutral	Total

California	1	6	29	36
Florida	10	4	7	21
Michigan	6	1	-	7
South Carolina	-	1	1	2
Texas	1	-	1	2
All Other	35	40	85	160

Total Rate Revisions	53	52	123	228

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

One of our objectives is to increase our geographic diversification over time. Although California continues to be our largest state, our mix of premium writings has become more geographically diverse. For the first quarter of 2007, we derived 35% of our gross written premium from California, down from 44% for the first quarter of 2006. California, Florida and Michigan collectively accounted for 70% of our gross written premium for the first quarter of 2007, down from 73% for the first quarter of 2006. We also look to enter new large non-standard markets with favorable regulatory environments.

Gross written premium by state and in the aggregate before and after the change in the provision for cancellations for the three months ended March 31, 2007 and 2006 is presented below (see also “Results of Operations - Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006 - Revenues - Gross Written Premium” below).

	Three months ended
	March 31,		%
State	2007	2006	Change
	(dollars in millions)

California	$58.0	$68.7	-15.6%
Florida	35.9	25.3	41.9%
Michigan	20.7	19.5	6.2%
South Carolina	8.8	6.6	33.3%
Texas	8.2	6.1	34.4%
Colorado	4.2	2.1	100.0%
Pennsylvania	4.2	5.9	-28.8%
Indiana	3.3	2.4	37.5%
New Hampshire	2.9	3.9	-25.6%
Wisconsin	2.8	0.8	250.0%
All Other (includes 13 states)	14.9	15.2	-2.0%
Gross written premium, before change in
expected policy cancellation provision	$163.9	$156.5	4.7%

Change in expected policy cancellation provision	(2.4)	0.7	n/m

Gross written premium	$161.5	$157.2	2.7%

In California, our gross written premium for the three months ended March 31, 2007 declined 16% compared to the same period of 2006. In our other states, our gross written premium grew by 21% in the aggregate during the three months ended March 31, 2007 compared to the same period of 2006. Average daily new business production declined 1% in California during the first quarter of 2007 compared to the first quarter of 2006 and grew by an aggregate 30% for all of the other states during the same period. Changes in gross written premium, as detailed above, vary significantly by state and are influenced by a variety of factors, including competitive conditions and regulatory environments within each state, our strategies with respect to product pricing, and changes in the number and location of producers.

Our gross written premium in California for the first quarter of 2007 declined by $10.7 million to $58.0 million from $68.7 million in the first quarter of 2006, as a result of continued competitive market conditions in that state. While our competitors’ rates, as filed, remain stable, some have relaxed underwriting standards by not verifying miles driven, driving experience, or other underwriting information, which can significantly affect policy premiums.  This practice has resulted in lower policy premiums for some drivers, making it more difficult for companies not engaging in such practices to attract new customers and retain those that seek alternative quotes at renewal. We underwrite mileage in California in accordance with recently enacted regulations.

In Florida, our second largest state, gross written premium for the first quarter of 2007 grew by $10.6 million, or 42%, to $35.9 million compared to $25.3 million for the first quarter of 2006. We have experienced premium growth in Florida since the third quarter of 2006. We attribute much of this growth to the introduction of our Select 2.0 product in Florida in August 2006. Most agents in Florida use third party software that compares rates and, as a result, our new program became available very broadly and very quickly. We continue to observe signs that the rates in the Florida market are firming. As detailed in the table above, rate revisions during the first quarter of 2007 continued to reflect the trend of rate increases outnumbering rate decreases among competitors’ rate filings that we first noted during the fourth quarter of 2005.

In Michigan, our third largest state, gross written premium for the first quarter of 2007 grew by $1.2 million, or 6%, to $20.7 million from $19.5 million for the first quarter of 2006. We attribute this premium growth primarily to the introduction of our Select 2.0 product in Michigan in October 2006. Most agents in Michigan do not use third party software that compares rates, resulting in a slower roll-out of the product in this state. Nevertheless, we are beginning to see the market respond to this product as evidenced by our first quarter of premium growth since the fourth quarter of 2005.

In South Carolina, our gross written premium for the first quarter of 2007 grew by $2.2 million, or 33%, to $8.8 million from $6.6 million for the first quarter of 2006. We have continued to see an increase in our premium writings in this state since we introduced our Select 2.0 product in September 2006.

In Texas, our gross written premium for the first quarter of 2007 grew by $2.1 million, 34%, to $8.2 million from $6.1 million for the first quarter of 2006. We also attribute much of the increase in our premium writings in this state to the introduction of our Select 2.0 product in June 2006.

Results of Operations

Selected Financial Data

The table below provides summary financial and operating data as of the dates or for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006
Statement of Operations Data:
Revenues:
Net earned premium	$151,179	$144,278
Net investment income	6,055	4,967
Realized gain on investments, net	17	68
Policy service fee revenue	14,101	13,836
Other income	1,009	734
Total revenues	172,361	163,883

Cost and Expenses:
Losses and loss adjustment expenses incurred	112,703	97,658
Commissions and other underwriting expenses	39,723	37,526
Other operating and general expenses	11,913	10,383
Interest expense	1,640	1,206
Total costs and expenses	165,979	146,773

Income before income taxes	6,382	17,110

Income taxes	2,119	5,920

Net income	$4,263	$11,190

Operating Data:
Gross written premium	$161,512	$157,187
Net written premium	158,867	173,018
Gross earned premium	153,491	146,779

Per Share Data:
Earnings per share - basic	$0.15	$0.38
Earnings per share - diluted	$0.14	$0.36

Ratios:
Loss ratio	74.5%	67.7%
Expense ratio	24.2%	23.1%
Combined ratio	98.7%	90.8%

	March 31,	December 31,
	2007	2006
Balance Sheet Data:
Cash and investments	$547,597	$545,020
Total assets	958,278	944,559
Reserves for losses and loss adjustment expenses	250,879	239,177
Long-term debt, including current portion	100,000	100,000
Total liabilities	597,777	587,808
Stockholders' equity	360,501	356,751

Book value per share	$12.19	$12.09

Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006

Overview of Operating Results

Net income for the three months ended March 31, 2007 was $4.3 million compared to $11.2 million for the three months ended March 31, 2006. During the first quarter of 2007, we incurred pre-tax legal, accounting, and other costs of $0.6 million associated with the Proposed Farmers Merger. During the first quarter of 2006, we incurred $0.2 million of adverse development on Hurricane Wilma losses. Net income, excluding the after-tax effect of these items in both periods, was $4.7 million for the quarter ended March 31, 2007 compared to $11.3 million for the quarter ended March 31, 2006. The decline in net income in the first quarter of 2007 compared to the first quarter of 2006 resulted primarily from the factors that increased our loss ratio, as detailed below under the heading “Costs and Expenses - Ratios.”

Revenues

The following table shows gross, ceded, and net written and earned premium for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
	2007	2006
	(dollars in thousands)

Gross written premium	$161,512	$157,187

Ceded written premium:
Other reinsurance	2,645	2,456
Effect of reinsurance commutation	-	(18,287)	(1)
Total ceded written premium	2,645	(15,831)

Net written premium	158,867	173,018

% Ceded, excluding effect of reinsurance commutation	1.6%	1.6%

Gross earned premium	$153,491	$146,779
Ceded earned premium	2,312	2,501

Net earned premium	151,179	144,278

% Ceded	1.5%	1.7%

(1) Amount represents the unearned premium previously ceded under our 2005 quota share reinsurance agreement, which we received as a result of the termination and commutation of this agreement during the first quarter of 2006.

Gross Written Premium. Gross written premium was $161.5 million for the three months ended March 31, 2007 compared to $157.2 million for the same period of 2006, an increase of 3%. The increase is attributable to gross written premium growth in various states, including significant increases in four of our top five states. Gross written premium, excluding California, for the three months ended March 31, 2007 grew by $18.1 million, or 21%, in the aggregate, compared to the corresponding period of 2006. For a detailed discussion of factors contributing to these changes, see the disclosure above under the heading “Overview - Operating Results - Key States.”

We provide for expected policy cancellations in order to adjust written premium to amounts we expect to ultimately collect and earn. Because the cancellation provision adjusts our unearned premium for amounts we expect will not be collected, the changes in the provision are impacted by both the rate of cancellations and the size of the unearned premium reserve. For the three months ended March 31, 2007, we increased the provision for expected policy cancellations by $2.4 million, which reduced our reported gross written premium for the quarter by 1%. For the three months ended March 31, 2006, we decreased the provision by $0.7 million, which increased our reported gross written premium by less than 1% during the quarter.

Net Written Premium. Net written premium for the three months ended March 31, 2007 was $158.9 million compared to $173.0 million for the same period of 2006, a decrease of $14.1 million. We attribute this decrease primarily to the termination and commutation of our 2005 quota share reinsurance agreement during the first quarter of 2006. As a result, we “recaptured” the previously ceded unearned premium, which added $18.3 million to our net written premium for the first quarter of 2006. The decrease in net written premium of $18.3 million resulting from the termination and commutation of the 2005 quota share reinsurance agreement was partially offset by an increase in gross written premium of $4.3 million as noted above.

Net Earned Premium. Net earned premium for the three months ended March 31, 2007 was $151.2 million compared to $144.3 million for the corresponding period of 2006, an increase of $6.9 million, or 5%. We attribute this increase primarily to an increase in gross earned premium of 5% for the three months ended March 31, 2007 compared to the same period of 2006.

Net Investment Income. Net investment income for the three months ended March 31, 2007 increased by 22% to $6.1 million compared to $5.0 million for the same period of 2006.  The tax equivalent book yield of our fixed maturity portfolio increased to 5.00% at March 31, 2007 from 4.60% at March 31, 2006. Also contributing to the increase in net investment income was a larger invested asset base, which averaged $492.4 million for the first quarter of 2007 compared to $459.3 million for the first quarter of 2006.

Policy Service Fee Revenue.  Policy service fee revenue was $14.1 million for the three months ended March 31, 2007 compared to $13.8 million for the same period of 2006, an increase of $0.3 million, or 2%.  Policy fee income generally correlates with gross earned premium. Gross earned premium increased by 5% for the three months ended March 31, 2007 compared to the same period of 2006. Our fee income as a percentage of gross earned premium declined to 9.2% for the three months ended March 31, 2007 from 9.4% for the three months ended March 31, 2006. We attribute the decline mostly to declines in our California business, where our fees are higher than for the rest of our business on average, and decreases in our installment fees. A greater percentage of our customers are signing up for electronic funds transfer (“EFT”) payment plans, on which we charge lower installment fees. The EFT business is more persistent, produces lower losses and is less expensive to administer. The portion of our policyholders who utilize EFT increased to 21% for the first quarter of 2007 compared to 11% for the first quarter of 2006.

Costs and Expenses

Losses and Loss Adjustment Expenses.  Net losses and loss adjustment expenses (“LAE”) incurred for the three months ended March 31, 2007 were $112.7 million compared to $97.7 million for the same period of 2006. Our loss ratio was 74.5% for the three months ended March 31, 2007 compared to 67.7% for the comparable quarter of 2006, an increase of 6.8 points. Approximately 3.0 points of this increase resulted from $4.9 million of adverse development on loss and LAE reserves that we recorded during the first quarter of 2007 compared to $0.3 million of adverse development that we recorded during the same period of 2006, which we primarily attribute to Hurricane Wilma. Loss development occurs when reserves for losses and LAE established for prior accident years prove to be redundant or inadequate, and management adjusts those reserves to reflect the updated estimate of the ultimate losses and LAE related to such accident years.  We record a charge or benefit to income in the period in which we make the adjustment. In the first quarter of 2007, we increased our estimate of losses primarily due to greater than anticipated average claim severity for our Florida and Michigan personal injury protection business with respect to prior accident periods that we observed during the period. The remainder of the increase in the loss ratio relates to a higher current accident year loss ratio of 71.3% for the first quarter of 2007 compared to 67.5% for the first quarter of 2006. Approximately 1.2 points of that increase was due to higher frequency of losses, caused in part by severe weather in the Northeast and Midwest. Three large losses totaling $1.3 million accounted for approximately 0.9 points of the increase. Additionally, approximately 0.9 points of the increase resulted from a decrease in earned premium in California, where our loss ratio is typically lower than in other states.

The following table displays our net incurred losses and LAE related to the current accident year (losses and LAE occurring in the current fiscal year) and prior accident years (losses and LAE recognized in the current fiscal year related to accidents that took place in a prior fiscal year).

	Three months ended March 31,
	2007	2006
	(dollars in thousands)

Losses and LAE incurred - current accident year	$107,813	$97,323
Losses and LAE incurred - prior accident years	4,890	335
Total losses and LAE incurred	$112,703	$97,658

Loss ratio - current accident year	71.3%	67.5%
Loss ratio - prior accident years	3.2%	0.2%
Total loss ratio	74.5%	67.7%

Commissions and Other Underwriting Expenses. Commissions and other underwriting expenses for the three months ended March 31, 2007 were $39.7 million compared to $37.5 million for the same period of 2006, an increase of 6%. Commissions and other underwriting expenses vary with production. Our direct commission ratio was 15.5% for the three months ended March 31, 2007 compared to 15.0% for the same period of 2006. We attribute the increase in the direct commission ratio primarily to changes in the mix of our premium production by state, and the increase in new business production, which pays higher commission than renewal business. See the discussion above under the heading “Operating Results - Key States.” The ratios of premium tax to gross earned premium and other underwriting expenses to gross earned premium were little changed for the three months ended March 31, 2007 compared to the corresponding period of 2006.

The following table provides detail of our commissions and other underwriting expenses before and after the impact of our quota share reinsurance agreements.

	Three months ended March 31,
	2007	2006
	(in thousands)

Gross commissions	$23,364	$21,709
Premium tax expense	3,278	3,186
Other underwriting expenses	13,032	12,624
Gross expenses	39,674	37,519

Ceding commissions	(49)	(7)

Commissions and other underwriting expenses	$39,723	$37,526

Other Operating and General Expenses. Other operating and general (“G&A”) expenses for the three months ended March 31, 2007 were $11.9 million compared to $10.4 million for the same period of 2006, an increase of $1.5 million, or 14%. We attribute this increase primarily to legal, accounting, and other costs of $0.6 million associated with the Proposed Farmers Merger, and increased depreciation expense of $0.2 million for the three months ended March 31, 2007 compared to the same period of 2006.

Interest Expense.  Interest expense for the three months ended March 31, 2007 was $1.6 million compared to $1.2 million for the same period of 2006, an increase of $0.4 million.  We attribute the increase in interest expense primarily to the refinancing of our credit facility on July 31, 2006, which increased the amount of our term loan. As of March 31, 2007, we had $100.0 million of outstanding credit facility debt as compared to $69.0 million as of March 31, 2006. See the discussion below under the heading “Financial Condition - Liquidity and Capital Resources” below. In addition to the impact of this increase to our outstanding debt, the increase in interest expense for the three-month period also relates to increasing interest rates. The interest on our credit facility debt is variable and is tied to London Interbank Offered Rate (“LIBOR”). The average LIBOR rate was higher during the three months ended March 31, 2007 than in the comparable period of 2006. The aggregate weighted average interest rate we incurred was 6.4% during the three months ended March 31, 2007 compared to 6.1% during the three months ended March 31, 2006.

Income Taxes.  Income taxes for the three months ended March 31, 2007 were $2.1 million, representing an effective tax rate of 33.2%. The effective tax rate for the first quarter of 2007 comprised 30.8% for federal income taxes and 2.4% for state income taxes. Income taxes for the three months ended March 31, 2006 were $5.9 million, representing an effective tax rate of 34.6%. The effective tax rate for the first quarter of 2006 comprised 32.1% for federal income taxes and 2.5% for state income taxes.

Ratios. The table below displays the key components of the combined ratio:

	Three months ended March 31,
	2007	2006

Loss ratio	74.5%	67.7%

Direct commission ratio	15.5%	15.0%
Ceding commission (income) ratio	0.0%	0.0%
Underwriting expense ratio	10.8%	11.0%
Other operating and general expense ratio	7.9%	7.2%
Fee (income) ratio	-10.0%	-10.1%
Net expense ratio	24.2%	23.1%

Combined ratio	98.7%	90.8%

Our combined ratio was 98.7% for the three months ended March 31, 2007 compared to 90.8% for the same period of 2006, an increase of 7.9 points. For the three-month period, the loss ratio increased 6.8 points (see “Losses and Loss Adjustment Expenses” above) and the expense ratio increased 1.1 points. Approximately 0.4 points of the increase in the expense ratio was due to legal, accounting, and other costs of $0.6 million related to the Proposed Farmers Merger. In addition, we attribute approximately 0.5 points of the increase in the expense ratio to an increase in our direct commission ratio (see “Commissions and Other Underwriting Expenses” above).

The table below displays our gross, ceded, and net underwriting results, as well as the related gross, ceded and net loss, expense and combined ratios.

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Underwriting Results Before Reinsurance

Revenues
Gross earned premium	$153,491	$146,779

Expenses
Losses and loss adjustment expenses incurred	123,625	102,299
Commissions	23,364	21,709
Other underwriting expenses	16,310	15,810
Other operating and general expenses	11,913	10,383
Total underwriting expenses	175,212	150,201
Gross underwriting result	(21,721)	(3,422)
Policy service fee revenue and other income	15,110	14,570
Pretax underwriting (loss) income	$(6,611)	$11,148

Gross loss ratio	80.5%	69.7%
Gross expense ratio	23.8%	22.7%
Gross combined ratio	104.3%	92.4%

Reinsurance Ceded Results

Revenues
Ceded earned premium	$2,312	$2,501

Expenses
Ceded losses and loss adjustment expenses incurred (1)	10,922	4,641
Ceding commissions	(49)	(7)
Total underwriting expenses	10,873	4,634
Ceded underwriting loss	$(8,561)	$(2,133)

Ceded loss ratio	472.4%	185.6%
Ceded expense ratio	-2.1%	-0.3%
Ceded combined ratio	470.3%	185.3%

Net Underwriting Results

Revenues
Net earned premium	$151,179	$144,278

Expenses
Net losses and loss adjustment expenses incurred	112,703	97,658
Commissions - net of reinsurance	23,413	21,716
Other underwriting expenses	16,310	15,810
Other operating and general expenses	11,913	10,383
Total underwriting expenses	164,339	145,567

Net underwriting result	(13,160)	(1,289)
Policy service fee revenue and other income	15,110	14,570
Pretax underwriting income	$1,950	$13,281

Net loss ratio	74.5%	67.7%
Net expense ratio	24.2%	23.1%
Net combined ratio	98.7%	90.8%

(1)
Amounts include $10,873 and $4,634 for the three months ended March 31, 2007 and 2006, respectively, of incurred losses and LAE ceded to the Michigan Catastrophic Claims Association, a mandatory facility that provides excess of loss coverage for personal injury protection in Michigan.

Financial Condition

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

Our insurance subsidiaries’ primary sources of funds are premiums received, net investment income and proceeds from the sale and redemption of investment securities. Our non-insurance subsidiaries’ primary source of funds is the commissions collected from our insurance subsidiaries for services provided under general agency agreements. Our insurance and non-insurance subsidiaries use funds to pay claims and operating expenses, make payments under the tax allocation agreement, purchase investments and pay dividends to us.

There are no restrictions on the payment of dividends by our non-insurance subsidiaries other than customary state corporation laws regarding solvency and any consent of Farmers that is required under the Farmers Merger Agreement. Under the Farmers Merger Agreement, without Farmer’s prior written consent, Bristol West and our subsidiaries are permitted to pay dividends only with respect to a regular quarterly dividend with respect to our Common Stock not to exceed $0.08 per share.  Dividends from our insurance subsidiaries also are subject to limitations based upon statutory surplus and earnings.  As of March 31, 2007, our insurance subsidiaries could pay dividends of $32.9 million without seeking regulatory approval.  Such dividends, if paid, would be subject to regulatory dividend reporting requirements. Our insurance subsidiaries have not paid any dividends since 1999. Because our non-insurance subsidiaries generate revenues, profits and net cash flows that are generally unrestricted from a regulatory perspective as to their availability for the payment of dividends, we expect to use those funds to service all of our corporate financial obligations (subject to any consent that is required under the Farmers Merger Agreement).

Our secured credit facility (the “Senior Credit Facility”) consists of: (1) a $100 million term loan, and (2) a $25 million revolving credit facility, which includes up to $15 million of letters of credit. The Senior Credit Facility is secured by guarantees by and a pledge of stock of certain of our subsidiaries. The Senior Credit Facility requires compliance with certain financial loan covenants. As of March 31, 2007, we were in compliance with all such covenants. As of March 31, 2007, $100 million was outstanding under the term loan portion of the Senior Credit Facility with repayment scheduled for 2011. We have no immediate plans to incur any debt under the $25 million revolving credit facility portion of the Senior Credit Facility. The Farmers Merger Agreement provides that, without Farmers’ prior written consent, we cannot incur additional indebtedness other than borrowings in the ordinary course under the Senior Credit Facility.

On February 20, 2007, our Board of Directors approved the declaration of a fourth quarter dividend of $0.08 per share of Common Stock that resulted in a total payout of approximately $2.3 million on March 13, 2007 to shareholders of record on February 27, 2007.

On May 9, 2007, our Board of Directors approved the declaration of a first quarter dividend of $0.08 per share of Common Stock that will result in a payout of approximately $2.3 million from available cash. The dividend will be paid on May 30, 2007 to shareholders of record on May 16, 2007.

Net cash provided by operating activities was $16.6 million for the three months ended March 31, 2007 compared to $13.0 million for the same period of 2006.  The termination and commutation of our 2005 quota share reinsurance agreement during the first quarter of 2006 resulted in our receipt of $11.0 million during the quarter. Cash flow from operating activities, exclusive of the net cash received from the termination and commutation of our 2005 quota share reinsurance agreement during the first quarter of 2006, increased $14.6 million. We attribute this increase primarily to a decline of $13.3 million in state and federal tax payments for the first quarter of 2007 compared to the first quarter of 2006.

Net cash used in investing activities was $5.3 million for the three months ended March 31, 2007 compared to $14.5 million for the same period of 2006. Our purchase of high-quality fixed income securities accounted for most of the use of funds for both three-month periods ended March 31, 2007 and 2006. The funds for the investments in the first quarter of 2006 came principally from the proceeds of the termination and commutation of our 2005 quota share reinsurance agreement terminated during the quarter.

Net cash used in financing activities was $1.9 million for the three months ended March 31, 2007 compared to $10.2 million for the corresponding period of 2006.  For the three months ended March 31, 2007, net cash used in financing activities consisted primarily of $2.3 million for the payment of stockholder dividends, offset by $0.3 million of proceeds from the exercise of stock options. For the same period of 2006, net cash used in financing activities consisted primarily of $7.9 million for the repurchase of 429,300 shares of our Common Stock, $2.1 million for the payment of stockholder dividends, and $1.0 million for the repayment of debt.

Investments

We had total cash, cash equivalents and invested assets of $547.6 million as of March 31, 2007. The following table summarizes our cash, cash equivalents and invested assets as of March 31, 2007.

	Cost /	Fair	% of Total
	Amortized Cost	Value	at Fair Value
	(in millions)

Debt securities, available for sale	$488.4	$486.5	88.8%
Equity securities, available for sale	2.5	2.5	0.5%
Cash and cash equivalents	58.6	58.6	10.7%

Total	$549.5	$547.6	100.0%

Investment Strategy.  Our fixed income investment portfolio is highly marketable and consists of publicly traded, high quality, investment grade debt securities. We hold no equity securities other than our investment in OneShield, Inc. (see Note 8 to the Consolidated Financial Statements included in our Fiscal 2006 Form 10-K). We have no foreign currency risk. Hyperion Brookfield Asset Management, Inc. manages our investment portfolio and provides all related accounting and statutory investment reporting.

Investment Portfolio.  Our investment portfolio consists primarily of debt securities, all of which we classify as available for sale and carry at fair value. We report unrealized gains and losses in our financial statements as a separate component of stockholders’ equity on an after-tax basis. As of March 31, 2007, the fair value of our investment portfolio of $547.6 million included $1.9 million in pre-tax net unrealized losses.

Our investment objectives are to maximize after-tax investment income, while maintaining a highly liquid investment grade portfolio. As of March 31, 2007, our portfolio had an average Standard & Poor’s rating of “AAA”, a pre-tax equivalent book yield of 5.00% and an effective duration of 3.1 years. The following table presents the composition of our investment portfolio by type of investment as of March 31, 2007 (dollars in millions):

		% of Total

Cash and cash equivalents	$58.6	10.7%
U.S. Government securities	2.8	0.5%
Mortgage backed bonds	119.4	21.8%
Tax-exempt bonds	240.9	44.0%
Collateralized mortgage obligations	11.9	2.2%
Corporate and other	113.4	20.7%
Preferred stocks	2.5	0.4%
Net unrealized (losses) on fixed maturities	(1.9)	-0.3%

Total investments at market value	$547.6	100.0%

The following table presents the composition, by type of security, including the amortized cost, gross unrealized gains, gross unrealized losses and fair value of debt securities available for sale in our investment portfolio as of March 31, 2007.

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
	(in millions)

U.S. Government securities	$2.8	$-	$-	$2.8
Mortgage backed bonds	119.4	1.1	0.7	119.8
Tax-exempt bonds	240.9	0.6	2.1	239.4
Collateralized mortgage obligations	11.9	-	0.2	11.7
Corporate and other	113.4	0.4	1.0	112.8

Total fixed maturities	488.4	2.1	4.0	486.5

Preferred stock	2.5	-	-	2.5

Total	$490.9	$2.1	$4.0	$489.0

The following table reflects the quality distribution of our fixed maturity portfolio as of March 31, 2007:

	NAIC Rating	Amortized Cost	Fair Value	% of Total at Fair Value
	(in millions)
Standard & Poor's Rating
AAA	1	$409.0	$407.6	83.8%
AA	1	54.0	53.6	11.0%
A	1	22.6	22.5	4.6%
U.S. Treasuries agencies	1	2.8	2.8	0.6%

Total fixed maturity investments		$488.4	$486.5	100.0%

On a quarterly basis, we examine the holdings in our investment portfolio for evidence of impairment. Our assessment of whether impairment has occurred is based on our evaluation, on an individual security basis, of the underlying reasons for any decline in fair value, which we discuss with our investment advisor. Together, we determine the extent to which such changes are attributable to interest rates, market-related factors other than interest rates, as well as financial condition, business prospects and other fundamental factors specific to the issuer. We review declines attributable to issuer fundamentals in further detail. If we were to determine that one or more of our securities had suffered a decline in fair value that is other than temporary, we would reduce the carrying value of the security to its current fair value as required by accounting principles generally accepted in the United States of America (“GAAP”).

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

As of March 31, 2007, we had deposited investments carried at a fair value of $12.1 million and cash of approximately $0.3 million with state insurance regulatory authorities.

Contractual Obligations and Commitments

The following table displays our contractual obligations for operating leases and our loss and LAE reserves by the years in which payments are due as of March 31, 2007.  For a discussion of our other contractual obligations at December 31, 2006, see the disclosure under the heading “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commitments” in our Fiscal 2006 Form 10-K.  As of the date of this Quarterly Report on Form 10-Q, these other obligations have not changed materially since December 31, 2006.

	Remaining 2007	2008	2009	2010	2011	2012 or Later	Total
	(in millions)
Operating Leases (1)	$7.4	$6.5	$5.5	$4.1	$3.9	$9.9	$37.3
Loss and Loss Adjustment Expense Reserves (1)(2)	150.8	65.2	25.2	8.5	1.1	0.1	250.9

(1)	The amounts reflected in these rows do not reflect any potential impact of the closing of the Proposed Farmers Merger.
(2)
The payouts of loss and LAE reserves by year included in the above table are estimated based upon historical loss payment patterns. Since there are not definitive due dates for the payments, payments by year and in the aggregate are subject to uncertainties.  See the disclosure under the following headings in our Fiscal 2006 Form 10-K: “Item 1. Business - Loss and Loss Adjustment Expense Reserves” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Estimation of Unpaid Losses and Loss Adjustment Expenses.”

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which became effective for Bristol West on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

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

The provisions of FIN 48 were effective beginning January 1, 2007, and are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. Our adoption of FIN 48 on January 1, 2007 did not result in a cumulative effect adjustment to retained earnings (see Note 8 to the Condensed Consolidated Financial Statements included herein).

Effective January 1, 2007, we adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” (“SFAS 155”), which amends portions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 provides guidance for accounting for certain securities with embedded derivative instruments and was effective for financial instruments issued or acquired after an entity’s first fiscal year that begins after September 15, 2006. Our adoption of SFAS 155 as of January 1, 2007 did not have any effect on our consolidated financial statements.

Forward-Looking Statements

Investors are cautioned that certain statements contained in this report that are not historical facts are “forward-looking statements,” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that are predictive in nature, depend upon or refer to future events or conditions, or include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes” and similar expressions. Forward-looking statements also include any statements concerning the Proposed Farmers Merger, the expected timetable for completing the Proposed Farmers Merger, future financial performance (including future revenues, earnings, cash flow or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management. Forward-looking statements are based on our current expectations and beliefs concerning future events and involve risks, uncertainties and assumptions, among other things, about us, economic and market factors and the automobile insurance industry. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the ability of Bristol West to obtain stockholder approval of the Proposed Farmers Merger, the possibility that the Proposed Farmers Merger will not close or that the closing will be delayed, and those factors that are more particularly described under the heading “Item 1A. Risk Factors” in our Fiscal 2006 Form 10-K. We believe that our forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a complete discussion of the market risks to which we are exposed, see the “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2006 Form 10-K. There have been no material developments with respect to the market risks to which we are exposed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information that is required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do. Under the supervision of and with the participation of our management, including our CEO and CFO, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon that evaluation and subject to the foregoing, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Internal Control Over Financial Reporting

Management has evaluated, with the participation of our CEO and CFO, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2007. In connection with such evaluation, we have determined that there was no change in internal control over financial reporting during our fiscal quarter ended March 31, 2007 that has affected materially, or is reasonably likely to affect materially, our internal control over financial reporting.

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

We are named as a defendant in a number of class action and individual lawsuits arising in the ordinary course of business, the outcomes of which are uncertain at this time. These cases include those plaintiffs who challenge various aspects of our claims and marketing practices and business operations and seek restitution, damages and other remedies.  We plan to contest the outstanding lawsuits vigorously.  We believe the current assumptions and other considerations we use to estimate our potential liability for such litigation are appropriate.  While it is not possible to know with certainty the ultimate outcome of such lawsuits, based on the facts currently available to us, we believe we have adequately reserved for our existing known litigation and that such litigation will not have a material adverse effect on Bristol West, including, without limitation, on its future results of operations, financial condition or cash flows. In view of the uncertainties regarding the outcome of these lawsuits, as well as the tax-deductibility of any related payments, it is possible that the ultimate cost to us of these lawsuits could exceed the reserves we establish by amounts that would have a material adverse effect on Bristol West, including, without limitation, on its future results of operations, financial condition and cash flows in a particular quarter or year.

For a further discussion on our pending litigation, see “Item 3. Legal Proceedings” in our Fiscal 2006 Form 10-K.

Item 1A. Risk Factors

An investment in our Common Stock involves a number of risks that could materially affect our results of operation, cash flows or financial condition.  For a discussion of these risks, see the section entitled “Item 1A. - Risk Factors” in our Fiscal 2006 Form 10-K.  Before investing in our Common Stock, investors should carefully consider such risks, together with the other information contained in our Fiscal 2006 Form 10-K, and this Quarterly Report on Form 10-Q.  Further, such factors could cause actual results to differ materially from those contained in any forward-looking statement contained in this Quarterly Report on Form 10-Q, statements by us in periodic press releases and oral statements by Company officials to securities analysts and stockholders during presentations about us.  See the section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities

The following table contains information about our purchases of our equity securities during the first quarter of 2007.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Plan	Approximate Dollar Value that May Yet Be Purchased Under the Plan

February 1 - 28, 2007	7,961	$17.41	-	-

Total	7,961	$17.41	-	-

(1)
The amounts in this column constitute shares of restricted stock withheld to reimburse us for withholding taxes that we paid upon the vesting of restricted stock awarded to employees, at an average price of $17.41 per share, based on the last reported closing price per share of our Common Stock, as reported by the NYSE on the vesting date.

For additional information concerning our capitalization, please see Note 4 to the Condensed Consolidated Financial Statements included herein.

Item 6. Exhibits

The exhibits listed below are required to be filed or furnished in connection with this report. See separate Exhibit Index attached hereto and hereby incorporated herein.

Exhibit Number	Description of Document

31.1
Rule 13a-14(a)/15d-14(a) Certification executed by Jeffrey J. Dailey, Chief Executive Officer and President of Bristol West Holdings, Inc. (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (exhibit 31.1 to this Quarterly Report on Form 10-Q)

31.2
Rule 13a-14(a)/15d-14(a) Certification executed by Robert D. Sadler, Senior Vice President-Chief Financial Officer of Bristol West Holdings, Inc. (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (exhibit 31.2 to this Quarterly Report on Form 10-Q)

Additional Exhibits. In accordance with Item 601(32)(ii) of Regulation S-K, Exhibit 32.1 is to be treated as “furnished” rather than “filed” as part of the report.

32.1
Section 1350 Certification executed by Jeffrey J. Dailey, Chief Executive Officer and President of Bristol West Holdings, Inc., and by Robert D. Sadler, Senior Vice President-Chief Financial Officer of Bristol West Holdings, Inc. (exhibit 32.1 to this Quarterly Report on Form 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOL WEST HOLDINGS, INC.

By:	/s/ Jeffrey J. Dailey
Name:	Jeffrey J. Dailey
Title:	Chief Executive Officer and President (Principal Executive Officer and duly authorized officer)

Date:	May 10, 2007

By:	/s/ Robert D. Sadler
Name:	Robert D. Sadler
Title:	Senior Vice President-Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer and duly authorized officer)

Date:	May 10, 2007

EXHIBIT INDEX

Exhibit Number	Description of Document

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

4.2
Registration Rights Agreement, dated as of July 10, 1998, between the Registrant and Bristol West Associates LLC (incorporated by reference to Exhibit 4.2 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.3
Subscription Agreement, dated as of July 9, 1998, between the Registrant and Fisher Capital Corp. LLC (incorporated by reference to Exhibit 4.3 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.4
Sale Participation Agreement, dated as of July 9, 1998, among KKR Partners II, L.P., KKR 1996 Fund L.P., Bristol West Associates LLC and Fisher Capital Corp. LLC (incorporated by reference to Exhibit 4.4 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.5
Equity Contribution Agreement, dated as of July 10, 1998, between the Registrant, Bristol West Associates LLC, Fisher Capital Corp. LLC, Jeanne Rosner, Jeffrey Rosner, Sylvia Rosner, Wendy Schlesinger, and Donald Simon (exhibit 4.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

4.6
Form of Employee Stockholder’s Agreement for Senior Management (incorporated by reference to Exhibit 4.5 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1), as amended by form of Amendment to Employee Stockholder’s Agreement effective as of December 29, 2005, between the Registrant and the stockholder (exhibit 4.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

4.7
Form of Employee Stockholder’s Agreement for Employees (incorporated by reference to Exhibit 4.6 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1), as amended by form of Amendment to Employee Stockholder’s Agreement effective as of December 29, 2005, between the Registrant and the stockholder (exhibit 4.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

4.8	Form of Sale Participation Agreement (incorporated by reference to Exhibit 4.7 of Registrant’s Registration Statement (File No. 333-111259) on Form S-1)

4.9
Employee Stockholder’s Agreement between the Registrant and Simon Noonan dated as of July 25, 2002 (incorporated by reference to Exhibit 10.32 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004), as amended by Amendment to Employee Stockholder’s Agreement effective as of December 29, 2005, between the Registrant and Simon Noonan (form of amendment is exhibit 4.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

4.10
Employee Stockholder’s Agreement between the Registrant and James J. Sclafani, Jr. dated as of March 20, 2003 (incorporated by reference to Exhibit 10.33 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004), as amended by Amendment to Employee Stockholder’s Agreement effective as of December 29, 2005, between the Registrant and James J. Sclafani, Jr. (form of amendment is exhibit 4.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.1
Credit Agreement dated as of July 31, 2006, among the Registrant, the Lenders (ING Capital LLC, JPMorgan Chase Bank, N.A., LaSalle Bank National Association, Regions Bank, General Electric Capital Corporation, and Bank of Communications Co., Ltd., New York Branch), the Administrative Agent (ING Capital LLC), the Joint Bookrunners and Joint Lead Arrangers (ING Capital LLC and JP Morgan Securities, Inc.), and the Documentation agent (LaSalle Bank National Association) (incorporated by reference to Exhibit 10.10 of Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006)

10.2	Form of California Brokerage Agreement effective January 1, 2005 (incorporated by reference to Exhibit 10.18 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.3
Letter Agreement, dated as of July 9, 1998, between the Registrant and Fisher Capital Corp. LLC (incorporated by reference to Exhibit 10.13 of Registrant's Registration Statement (File No. 333-111259) on Form S-1); as amended by an Amendatory Agreement between the Registrant and Fisher Capital Corp. LLC, dated as of December 18, 2000 (incorporated by reference to Exhibit 10.14 of Registrant's Registration Statement (File No. 333-111259) on Form S-1); and as further amended by Amendatory Agreement to Letter Agreement between the Registrant and Fisher Capital Corp. LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.15 of Registrant's Registration Statement (File No. 333-111259) on Form S-1); as further amended by an Amendatory Agreement between the Registrant and Fisher Capital Corp. LLC, dated as of January 1, 2004 (exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006); and as further amended by a Termination Agreement between the Registrant and Fisher Capital Corp. LLC, effective as of December 31, 2006 (exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.4
Letter Agreement, dated as of July 10, 1998, between the Registrant and Kohlberg Kravis Roberts & Co. L.P. (exhibit 10.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*10.5
1998 Stock Option Plan for the Management and Key Employees of the Registrant and Subsidiaries (incorporated by reference to Exhibit 10.16 of Registrant's Registration Statement (File No. 333-111259) on Form S-1)

*10.6	Employment Agreement, dated as of May 25, 2006, between James R. Fisher and the Registrant (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 25, 2006)

*10.7
Amended and Restated 2004 Stock Incentive Plan for the Registrant and Subsidiaries (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006)

*10.8	Form of Restricted Stock Award Agreement for Executives with two-year vesting schedule (incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 27, 2006)

*10.9	Form of Restricted Stock Award Agreement for Executives with a five-year vesting schedule (incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 27, 2006)

*10.10	Form of Restricted Stock Award Agreement for Directors with a two-year vesting schedule (incorporated by reference to Exhibit 10.6 of Form 8-K filed on February 27, 2006)

*10.11	Non-Employee Directors' Deferred Compensation and Stock Award Plan (incorporated by reference to Exhibit 10.5 of Form 8-K filed on February 27, 2006)

*10.12
Form of Restricted Stock Award Agreement for Employees with two-year vesting schedule (incorporated by reference to Exhibit 10.14 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

*10.13
Form of Restricted Stock Award Agreement for Employees with five-year vesting schedule (incorporated by reference to Exhibit 10.15 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

*10.14
Form of Restricted Stock Award Agreement for Employees with Equity Investment (incorporated by reference to Exhibit 10.16 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

*10.15	Executive Officer Incentive Plan (incorporated by reference to Exhibit 10.3 of Form 8-K filed on February 27, 2006)

*10.16	Management Incentive Plan (incorporated by reference to Exhibit 10.4 of Form 8-K filed on February 27, 2006)

10.17
Services Agreement by and among BRW Acquisition, Inc. and Firemark Partners, LLC, dated July 24, 2002 (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005); as amended by Correction and Amendment of the July 24, 2002 Services Agreement between BRW Acquisition, Inc. and Firemark Partners, LLC, dated November 8, 2005 (incorporated by reference to Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005); and as further amended by Amendment No. 2 dated as of October 1, 2006 (exhibit 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.18
Voting Agreement, dated as of March 1, 2007, by and among the Registrant, Farmers Group, Inc., BWH Acquisition Company, Bristol West Associates LLC and Aurora Investments II LLC (incorporated by reference to Exhibit 99.1 of Form 8-K filed on March 7, 2007)

31.1
Rule 13a-14(a)/15d-14(a) Certification executed by Jeffrey J. Dailey, Chief Executive Officer of Bristol West Holdings, Inc. (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (exhibit 31.1 to this Quarterly Report on Form 10-Q)

31.2
Rule 13a-14(a)/15d-14(a) Certification executed by Robert D. Sadler, Senior Vice President-Chief Financial Officer of Bristol West Holdings, Inc. (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (exhibit 31.2 to this Quarterly Report on Form 10-Q)

*	Management contract or compensatory plan or arrangement.

Additional Exhibits. In accordance with Item 601(32)(ii) of Regulation S-K, Exhibit 32.1 is to be treated as “furnished” rather than “filed” as part of the report.

32.1
Section 1350 Certification executed by Jeffrey J. Dailey, Chief Executive Officer of Bristol West Holdings, Inc., and by Robert D. Sadler, Senior Vice President-Chief Financial Officer of Bristol West Holdings, Inc. (exhibit 32.1 to this Quarterly Report on Form 10-Q)